Form 10-Q
period 2009-03-31
SeaOspa Inc
filed 2009-05-27
CIK 1451598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended March 31, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission File Number 000-53640


                                  SEAOSPA, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-1548693
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3 Ha'hishtadrut St. Suite #6, Kiryat Yam, Israel                   29056
(Address of principal executive offices)                         (Zip Code)

                          Telephone: +1 (877) 841-5343
              (Registrant's telephone number, including area code)

                                 Not Applicable
        (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 4,869,918 shares of common stock $0.0001 par value per share, outstanding on May 20, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

Item 1.    Financial Statements                                               3

     Balance Sheets

     Statement of Operations

     Statement of Stockholder's Equity

     Statement of Cash Flows

     Notes to Financial Statements March 31, 2009

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15

Item 4/4T. Controls and Procedures                                           15

PART II. Other Information:

Item 1.    Legal Proceedings                                                 16

Item 1A.   Risk Factors                                                      16

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.    Defaults Upon Senior Securities                                   16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 5.    Other Information                                                 16

Item 6.    Exhibits                                                          16

Signatures                                                                   17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SEAOSPA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 March 31, 2009

                                                              March 31,         December 31,
                                                                2009               2008
                                                              --------           --------
                                                             (Unaudited)         (Audited)
ASSETS

Current Assets
  Cash in bank                                                $ 43,862           $ 49,228
                                                              --------           --------

      Total current assets                                      43,862             49,228
                                                              --------           --------

Total Assets                                                  $ 43,862           $ 49,228
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $     --           $     --
                                                              --------           --------

      Total current liabilities                                     --                 --
                                                              --------           --------
Stockholders' Equity
  Preferred Stock, par value $0.0001 per share,
   50,000,000 shares authorized, none outstanding
  Common Stock, par value $0.0001 per share,
   100,000,000 shares authorized, 4,869,918 shares
   issued and outstanding                                          487                487
  Additional paid-in capital                                    56,511             56,511
  (Deficit) accumulated during the development stage           (13,136)            (7,770)
                                                              --------           --------

      Total stockholders' equity                                43,862             49,228
                                                              --------           --------

Total Liabilities and Stockholders' Equity                    $ 43,862           $ 49,228
                                                              ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                         (A DEVELOPMENT STAEGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months         Three Months      November 2, 2007
                                        Ended                Ended           (Inception) To
                                       March 31,            March 31,           March 31,
                                         2009                 2008                2009
                                      ----------           ----------          ----------
Sales                                 $       --           $       --          $    2,476

Cost of Goods Sold                            --                   --                1775
                                      ----------           ----------          ----------
Gross Profit                                  --                   --                 701

Operating Expenses
  Legal fees                               2,500                  779               9,629
  Filing Fees                                634                   --                 924
  General and Administrative                 232                   13                 384
  Organizaion Cost                            --                   --                 900
  Accounting Cost                          2,000                   --               2,000
                                      ----------           ----------          ----------
Total Operating Expenses                   5,366                  792              13,837
                                      ----------           ----------          ----------

Loss before income taxes                  (5,366)                (792             (13,136)
                                      ----------           ----------          ----------
Provision for Income Taxes                    --                   --                  --
                                      ----------           ----------          ----------

Net (Loss)                            $   (5,366)          $     (792          $  (13,136)
                                      ==========           ==========          ==========

Basic and Diluted (Loss)
 per Common Shares                             a                    a
                                      ----------           ----------

Weighted Average Number
 of Common shares                      4,869,918            3,000,000
                                      ----------           ----------

----------
a = Less than ($0.01) per share


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock
                                            ---------------------     Paid in     Accumulated     Total
                                            Shares         Amount     Capital       Deficit       Equity
                                            ------         ------     -------       -------       ------
                                               #              $          $             $             $
Inception November 2, 2007

Common stock issued to Directors          3,000,000          300          600                         900
 for cash November 2, 2007
 @ $0.0003 per share

Net loss for the year                                                                  (900)         (900)
                                         ----------       ------      -------      --------       -------
Balance, December 31, 2007                3,000,000          300          600          (900)           --

Private placement closed on               1,869,918          187       55,911                      56,098
 November 20, 2008 @ 0.03 per share

Net loss for the year                                                                (6,870)       (6,870)
                                         ----------       ------      -------      --------       -------
Balance, December 31, 2008                4,869,918          487       56,511        (7,770)       49,228

Net loss for the period                                                              (5,366)       (5,366)
                                         ----------       ------      -------      --------       -------

Balance, March 31, 2009                   4,869,918          487       56,511       (13,136)       43,862
                                         ==========       ======      =======      ========       =======


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                Three Months       Three Months     November 2, 2007
                                                   Ended              Ended          (Inception) To
                                                  March 31,          March 31,          March 31,
                                                    2009               2008               2009
                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                      $ (5,366)          $   (792)          $(13,136)
  Adjustments To Reconcile Net Loss To                  --                 --                 --
   Net Cash Used By Operating Activities                --                 --                 --
                                                  --------           --------           --------
Net Cash (Used) by Operating Activities             (5,366)              (792)           (13,136)
                                                  --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                --           $  3,000           $ 56,998
                                                  --------           --------           --------
Cash Provided by Financing Activities                   --              3,000             56,998
                                                  --------           --------           --------

Net Increase (Decrease)  in Cash                    (5,366)             2,208             43,862

Cash, Beginning of Period                           49,228                 --                 --
                                                  --------           --------           --------

Cash, End of Period                               $ 43,862           $  2,208           $ 43,862
                                                  ========           ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on November 2, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company and has not yet realized any revenues from its planned operations.

We are in the business of purchasing and distributing Dead Sea skin and hair care products from Israel. At this stage, the only operations we have engaged in are the development of our website and business plan. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of March 31, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2009, and the results of its operations and its cash flows for the periods ended March 31, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 2, 2007 (inception).

Basic earnings  (loss) per share amounts are computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

REVENUE RECOGNITION

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

COST OF SALES

Cost of sales consists of merchandise and shipping costs,

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF No. 03-6-1"). According to FSP EITF No. 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share ("EPS") using the two-class method. FSP EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those years. Once effective, all prior-period EPS data presented must be adjusted retrospectively. The Company does not expect FSP EITF No. 03-6-1 to have a material impact on the Company's financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about
(a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS No. 161 to have a material impact on the Company's financial position or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements" - an amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders' equity, the elimination of "minority interest" accounting in results of operations and changes in the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited.

The Company does not expect SFAS No. 160 to have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" including an amendment of FASB Statement No. 115 ("SFAS No. 159"), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. If the fair value option is elected for an instrument, subsequent changes in fair value for that instrument will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 159 is not expected to have a material impact on its results of operations or financial position.

In  September  2006,  the FASB  issued  SFAS No. 157 which  defines  fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis (at least annually). The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a material impact on the Company's results of operations or financial position.

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from November 2, 2007 (inception) to March 31, 2009 of $13,136. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms or at all, and there is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.
As described in Note 8, on November 2, 2007, the Company issued 3,000,000 common shares to its directors for cash, valued at $0.0003 per share or $900

NOTE 6. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $13,136 at March 31, 2009, and will expire in the year 2028.

As at March 31, 2009, deferred tax assets consisted of the following:

                  Net operating losses               $ 3,021
                  Less: valuation allowance           (3,021)
                                                     -------
                  Net deferred tax asset             $    --
                                                     =======

NOTE 7. NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carry-forward of approximately $13,136, which will expire 20 years from the date the loss was incurred.

NOTE 8. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

For transactions other than those with employee's stock, issuances are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employee's stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliable measure.

On November 2, 2007, the Company issued 3,000,000 common shares to its directors for cash, valued at $0.0003 per share or $900.

Since inception (November 2, 2007) to the year ended December 31, 2008, the Company accepted subscriptions for 1,869,918 shares of common stock from 40 investors pursuant to a series of private placement transactions which closed on November 20, 2008. The private placements were not subject to any minimum investment, and were priced at $0.03 per share, for aggregate gross proceeds of approximately $56,098. The Company accepted the subscriptions on November 20, 2008.

The Company has commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission ("SEC") to register 1,869,918 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement was declared effective April 20, 2009.

NOTE 9. CONCENTRATION OF CREDIT RISK

The Company's cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

NOTE 10. COMMITMENTS

On January 22, 2009, the Company entered into a Transfer Agent Agreement with Island Capital Management, LLC dba Island Stock Transfer for services. Under the Agreement, the Company agreed to pay to Island Stock Transfer fees amounting to $10,000 for a 12 months Premier Services Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. Such forward-looking statements appear in this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding our expectations regarding our short - and long-term capital requirements and our business plan and estimated expenses for the coming 12 months. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of SeaOspa, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related To Our Business" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-157175), which was declared effective on April 20, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

We are an early stage company with limited operations and no, or minimal, revenues from our business operations. We were incorporated under the laws of the state of Nevada on November 2, 2007. We are engaged in the marketing of skin care, hair care and body treatment products. Currently we are focusing on marketing of Dead Sea products from Israel. The Company operates its own retail online store where we sell our products direct to consumers at www.seaospa.com. We intend to open and operate an eBay store in addition to our own online store within the next twelve months. Our target market is adults of 18 years of age and up.

We have two executive officers who also serve as our directors. Mr. Terner, our President, Treasurer and a Director, resides in Israel. He has fourteen years of experience marketing and distributing Dead Sea products from Israel in Romania. Mr. Yossi Benitah, our Secretary and a Director, resides in Israel. He has thirty years of experience as an entrepreneur operating an electrical services company in Israel. Neither of our officers lives in Nevada, the state of our incorporation, or the United States.

From November 2, 2007 (inception) to December 31, 2008, we have incurred accumulated net losses of $7,770. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

On March 25, 2008, we entered into a service agreement with Yahoo!(R) and we launched our ecommerce online store. Yahoo!(R) provides us with the ecommerce online store, web hosting and our business mail at a cost of $39.95 a month. Our service agreement with Yahoo!(R) can be terminated at any time and is on a month to month basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE PERIOD OF THREE MONTH S ENDED MARCH 31, 2008.

During the three months ended March 31, 2009, we incurred operating expenses of $5,366, an increase of $4,574 from the period three months ended March 31, 2008. Operating expenses increased during the period ended March 31, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company. Significant elements include:

     * Legal fees of $2,500, which is an increase from $779 during the three months ended March 31, 2008. The fees are associated with the S1 Registration Statement.

     * Accounting costs of $2,000, which is an increase from $0 during the three months ended March 31, 2008. The cost is associated with the 2008 year end audit.

     * General and Administrative of $232, which is an increase from $13 during the three months ended March 31, 2008 due to an overall increase in our activity.

NET LOSS

We incurred a net loss of $5,366 for the three months ended March 31, 2009, compared to a net loss of $792 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period. As of March 31, 2009, we had cash of $43,862, representing a net increase in cash of $43,862 since November 2, 2007 (Inception).

Cash generated by financing activities during the three months ended March 31, 2009 amounted to $0. Cash used in operating activities amounted to $5,366, mainly represented by a net loss of $5,366. Cash generated by financing activities during the three months ended March 31, 2008 amounted to $3,000 and related to proceeds from issuance of common stock. Cash used in operating activities during the three months ended March 31, 2008 amounted to $792, represented by a net loss of $792.

How long SeaOspa will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished prior to the end of October 2009, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to be in a position to generate revenues prior to the end of the year. We must generate at least $11,818 in revenues in order to fund all expenditures under our 12-months budget.

If we fail to generate sufficient revenues, we will need to raise additional funds for the future development of our business, or to respond to unanticipated requirements or expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of our product.
There are also no plans or expectations to purchase or sell any significant equipment in the first year of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2009, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our

Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.

Exhibit                             Description
-------                             -----------

 31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1     Certification  of Principal  Executive  Officer Pursuant to 18 U.S.C.
          Section   1350,   as  Adopted   Pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002.

 32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SEAOSPA, INC.
                                (the Registrant)


Date: May 20, 2009                 By: /s/ Yakov Terner
                                       ----------------------------------------
                                       Name; Yakov Terner
                                       Title: President, Treasurer and Director


Date: May 20, 2009                 By: /s/ Yossi Benitah
                                       ----------------------------------------
                                       Name: Yossi Benitah
                                       Title: Secretary and Director