Form 10-Q/A
period 2009-03-31
SeaOspa Inc
filed 2009-07-23
CIK 1451598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                  SEAOSPA, INC.
                                (the Registrant)


Date: July 23, 2009                By: /s/ Yakov Terner
                                       ----------------------------------------
                                       Name: Yakov Terner
                                       Title: President, Treasurer and Director


Date: July 23, 2009                By: /s/ Yossi Benitah
                                       ----------------------------------------
                                       Name: Yossi Benitah
                                       Title: Secretary and Director