Form 10-Q
period 2009-06-30
SeaOspa Inc
filed 2009-08-13
CIK 1451598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ]

There were 4,869,918 shares of common stock $0.0001 par value per share, outstanding on August 11, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

Item 1.    Financial Statements                                               3

     Balance Sheets

     Statement of Operations

     Statement of Stockholder's Equity

     Statement of Cash Flows

     Notes to Financial Statements June 30, 2009

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

Item 4/4T. Controls and Procedures                                           14

PART II. Other Information:

Item 1.    Legal Proceedings                                                 15

Item 1A.   Risk Factors                                                      15

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       15

Item 3.    Defaults Upon Senior Securities                                   15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits                                                          15

Signatures                                                                   16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SEAOSPA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  June 30, 2009

                                                              June 30,          December 31,
                                                                2009               2008
                                                              --------           --------
                                                             (Unaudited)        (Audited)
ASSETS

Current Assets
  Cash in bank                                                $ 39,241           $ 49,228
                                                              --------           --------

      Total current assets                                      39,241             49,228
                                                              --------           --------

Total Assets                                                  $ 39,241           $ 49,228
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            $    160           $     --
                                                              --------           --------

      Total current liabilities                                    160                 --
                                                              --------           --------
Stockholders' Equity
  Preferred Stock, par value $0.0001 per share,
   50,000,000 shares authorized, none outstanding
  Common Stock, par value $0.0001 per share,
   100,000,000 shares authorized, 4,869,918 shares
   issued and outstanding                                          487                487
  Additional paid-in capital                                    56,511             56,511
  (Deficit) accumulated during the development stage           (17,917)            (7,770)
                                                              --------           --------

      Total stockholders' equity                                39,081             49,228
                                                              --------           --------

Total Liabilities and Stockholders' Equity                    $ 39,241           $ 49,228
                                                              ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                         (A DEVELOPMENT STAEGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended              Six Months Ended        November 2, 2007
                                                June 30,                       June 30,             (Inception) To
                                       -------------------------      -------------------------        June 30,
                                          2009            2008           2009           2008             2009
                                       ----------      ----------     ----------     ----------       ----------
Sales                                  $       --      $       --     $       --     $       --       $    2,476

Cost of Goods Sold                             --              --             --             --             1775
                                       ----------      ----------     ----------     ----------       ----------

Gross Profit                                   --              --             --             --              701

Operating Expenses
  Legal fees                                1,000             808          3,500          1,587           10,629
  Filing Fees                               1,070              --          1,704             --            1,994
  General and Administrative                  211              49            443             62              595
  Organization Cost                            --              --             --             --              900
  Accounting Cost                           2,500              --          4,500             --            4,500
                                       ----------      ----------     ----------     ----------       ----------
Total Operating Expenses                    4,781             857         10,147          1,649           18,618
                                       ----------      ----------     ----------     ----------       ----------

Loss before income taxes               $   (4,781)     $     (857)    $  (10,147)    $   (1,649)      $  (17,917)
                                       ----------      ----------     ----------     ----------       ----------
   Provision for Income Taxes                  --              --             --             --               --
                                       ----------      ----------     ----------     ----------       ----------

Net (Loss)                             $   (4,781)     $     (857)    $  (10,147     $   (1,649)      $  (17,917)
                                       ==========      ==========     ==========     ==========       ==========
Basic and Diluted
 (Loss) per Common Shares                       a               a              a              a
                                       ----------      ----------     ----------     ----------
Weighted Average  Number
 of Common shares                       4,869,918       3,000,000      4,869,918      3,000,000
                                       ----------      ----------     ----------     ----------

----------
a = Less than ($0.01) per share


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock
                                            ---------------------     Paid in     Accumulated     Total
                                            Shares         Amount     Capital       Deficit       Equity
                                            ------         ------     -------       -------       ------
                                               #              $          $             $             $
Inception November 2, 2007

Common stock issued to Directors          3,000,000          300          600                          900
 for cash November 2, 2007
 @ $0.0003 per share

Net loss for the year                                                                  (900)          (900)
                                         ----------       ------      -------      --------       --------
Balance, December 31, 2007                3,000,000          300          600          (900)            --

Private placement closed on               1,869,918          187       55,911                       56,098
 November 20, 2008 @ 0.03 per share

Net loss for the year                                                                (6,870)        (6,870)
                                         ----------       ------      -------      --------       --------
Balance, December 31, 2008                4,869,918          487       56,511        (7,770)        49,228

Net loss for the period                                                             (10,147)       (10,147)
                                         ----------       ------      -------      --------       --------

BALANCE, JUNE 30, 2009                    4,869,918          487       56,511       (17,917)        39,081
                                         ==========       ======      =======      ========       ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended        November 2, 2007
                                                          June 30,             (Inception) To
                                                    --------------------          June 30,
                                                      2009          2008            2009
                                                    --------      --------        --------
OPERATING ACTIVITIES
  Net (Loss)                                        $(10,147)     $ (1,649)       $(17,917)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities                  --            --              --
  Accounts payable and accrued liabilities               160            --             160
                                                    --------      --------        --------
Net Cash (Used) by Operating Activities               (9,987)       (1,649)        (17,757)
                                                    --------      --------        --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  --        11,063          56,998
                                                    --------      --------        --------
Cash Provided by Financing Activities                     --        11,063          56,998
                                                    --------      --------        --------

Net Increase (Decrease) in Cash                       (9,987)        9,414          39,241

Cash, Beginning of Period                             49,228            --              --
                                                    --------      --------        --------

Cash, End of Period                                 $ 39,241      $  9,414        $ 39,241
                                                    ========      ========        ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on November 2, 2007. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company and has not yet realized any revenues from its planned operations.

The business plan of the Company is to purchase and distribute Dead Sea skin and hair care products from Israel. At this stage, the only operations are the development of our website and business plan.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of June 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2009, and the results of its operations and its cash flows for the periods ended June 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from November 2, 2007 (inception) to June 30, 2009 of $17,917. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $17,917 at June 30, 2009, and will expire in the year 2028.

As at June 30, 2009, deferred tax assets consisted of the following:

     Net operating losses               $ 4,120
     Less: valuation allowance           (4,120)
                                        -------

     Net deferred tax asset             $    --
                                        =======

NOTE 7. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carry-forward of approximately $17,917, which will expire 20 years from the date the loss was incurred.

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

ISSUED AND OUTSTANDING

For transactions other than those involving employee's stock, issuances are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employee's stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliable measure.

On November 2, 2007, the Company issued 3,000,000 common shares to its directors for cash, valued at $0.0003 per share or $900.

From inception (November 2, 2007) until the year ended December 31, 2008, the Company accepted subscriptions for 1,869,918 shares of common stock from 40 investors pursuant to a series of private placement transactions which closed on November 20, 2008. The private placements were not subject to any minimum investment, and were priced at $0.03 per share, for aggregate gross proceeds of approximately $56,098. The Company accepted the subscriptions on November 20, 2008.

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

From November 2, 2007 (inception) to December 31, 2008, we have incurred accumulated net losses of $17,917. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

On March 25, 2008, we entered into a service agreement with Yahoo!(R) and we launched our ecommerce online store. Yahoo!(R) provides us with the ecommerce online store, web hosting and our business mail at a cost of $39.95 a month. Our service agreement with Yahoo!(R) can be terminated at any time and is on a month to month basis.

PLAN OF OPERATIONS

Our officers and directors, are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from operations. Our officers and directors are planning to do whatever work is required until our business to the point of having positive cash flow.

Our main objectives:

     * Continue to promote our online retail store. This process is expected to be an ongoing process.

     *    Set up an eBay Store:
          -   Building and customizing the store
          -   Managing sales
          -   Promoting the store.
          -   Tracking store traffic and sales

In order to attract more traffic to our online store we are in the process of setting up an additional online store on eBay, we hope to gain more exposure to our Dead Sea products. This process is expected to be finish on September 2009.

We expect to be in a position to generate revenue by October 2009 in order to fund all expenditures under our 12 month budget.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008 AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008 AND CUMULATIVE FROM INCEPTION (NOVEMBER 2, 2007) TO JUNE 30, 2009

During the three months ended June 30, 2009, we incurred operating expenses of $4,781, an increase of $3,924 from the period three months ended June 30, 2008. Operating expenses increased during the period ended June 30, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company. Significant elements include:

     * Legal fees of $1,000, which is an increase from $808 during the three months ended June 30, 2008. The fees are associated with the S1 Registration Statement.

     * Accounting cost of $2,500, which is an increase from $0 during the three months ended June 30, 2008. The cost is associated with review of financial statements for the period ended June 30, 2009.

     * Filing fees of $1,070, which is an increase from $0 during the three month ended June 30, 2008. The fees are associated with Edgarizing and filing the reports with the SEC.

During the six months ended June 30, 2009, we incurred operating expenses of $10,147, an increase of $8,498 from the period six months ended June 30, 2008. Significant elements include:

     * Legal fees of $3,500, which is an increase from $1,587 during the six months ended June 30, 2008. The fees are associated with the S1 Registration Statement.

     * Accounting costs of $4,500, which is an increase from $0 during the six months ended June 30, 2008. The cost is associated with audit and review of financial statements.

     * Filing fees of $1,704, which is an increase from $0 during the six months ended June 30, 2008. The fees are associated with Edgarizing and filing the reports with the SEC.

NET LOSS

We incurred a net loss of $4,781 for the three months ended June 30, 2009, compared to a net loss of $857 for the three months ended June 30, 2008, $10,147 for the six months ended June 30, 2009, compared to a net loss of $1,649 for the six months ended June 30, 2008. During the period from November 2, 2007 (date of inception) through June 30, 2009, we incurred a net loss of $17,917. This loss consisted primarily of professional fees and administrative expenses.

Since inception, we have sold 4,869,918 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of June 30, 2009, we had cash of $39,241, representing a net decrease in cash of $9,987 since December 31, 2008.

Cash generated by financing activities during the six months ended June 30, 2009 amounted to $0. Cash used in operating activities amounted to $9,987, mainly resulting from a net loss of $10,147 and adjusted by accounts payable of $160. Cash generated by financing activities during the six months ended June 30, 2008 amounted to $11,063 and related to proceeds from issuance of common stock. Cash used in operating activities during the six months ended June 30, 2008 amounted to $1,649, resulting from a net loss of $1,649.

How long SeaOspa will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished prior to the end of October 2009, provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to be in a position to generate revenues prior to the end of the year. We must generate at least $16,439 in revenues in order to fund all expenditures under our 12-months budget.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act") as of the end of the period covered by this quarterly report, being the fiscal quarter ended June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were ineffective, as they did not provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

The small size of our company makes the proper identification and authorization of transactions difficult, as the company has essentially only two individuals overseeing this process. Given our company's small size, we also have difficulties with separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. Additionally, the Company's officers are also its sole board members. This does not provide an adequate level of layers of internal controls, which in turn make it difficult to accumulate information required to be disclosed by our company in the reports that it files or submits under the 1934 Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

There was no change to our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                  SEAOSPA, INC.
                                (the Registrant)


Date: August 11, 2009              By: /s/ Yakov Terner
                                       ----------------------------------------
                                       Name:  Yakov Terner
                                       Title: President, Treasurer and Director


Date: August 11, 2009              By: /s/ Yossi Benitah
                                       ----------------------------------------
                                       Name:  Yossi Benitah
                                       Title: Secretary and Director