Form 10-Q
period 2009-09-30
SeaOspa Inc
filed 2009-11-10
CIK 1451598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 2009

                                       or

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

There were 4,869,918 shares of common stock $0.0001 par value per share, outstanding on November 9, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. Financial Information:

Item 1.    Financial Statements                                               3

     Balance Sheets

     Statement of Operations

     Statement of Stockholder's Equity

     Statement of Cash Flows

     Notes to Financial Statements September 30, 2009

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        13

Item 4/4T. Controls and Procedures                                           13

PART II. Other Information:

Item 1.    Legal Proceedings                                                 14

Item 1A.   Risk Factors                                                      14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3.    Defaults Upon Senior Securities                                   14

Item 4.    Submission of Matters to a Vote of Security Holders               14

Item 5.    Other Information                                                 14

Item 6.    Exhibits                                                          14

Signatures                                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SEAOSPA INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                               SEPTEMBER 30, 2009

                                                            September 30,       December 31,
                                                                2009               2008
                                                              --------           --------
                                                             (Unaudited)         (Audited)
ASSETS

Current Assets
  Cash in bank                                                $ 35,270           $ 49,228
                                                              --------           --------
      Total current assets                                      35,270             49,228
                                                              --------           --------

Total Assets                                                  $ 35,270           $ 49,228
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            $ 10,000           $     --
                                                              --------           --------
     Total current liabilities                                  10,000                 --
                                                              --------           --------
Stockholders' Equity
  Preferred Stock, par value $0.0001 per share,
   50,000,000 shares authorized, none outstanding
  Common Stock, par value $0.0001 per share,
   100,000,000 shares authorized, 4,869,918 shares
   issued and outstanding                                          487                487
  Additional paid-in capital                                    56,511             56,511
  (Deficit) accumulated during the development stage           (31,728)            (7,770)
                                                              --------           --------
      Total stockholders' equity                                25,270             49,228
                                                              --------           --------

Total Liabilities and Stockholders' Equity                    $ 35,270           $ 49,228
                                                              ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                         (A DEVELOPMENT STAEGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended                Nine Months Ended          November 2, 2007
                                       Septmeber 30,                     September 30,            (Inception) To
                                ---------------------------      ----------------------------      September 30,
                                   2009            2008             2009             2008              2009
                                -----------     -----------      -----------      -----------       -----------
Sales                           $        --     $     2,476      $        --      $     2,476       $     2,476

Cost of Goods Sold                       --           1,775               --            1,775              1775
                                -----------     -----------      -----------      -----------       -----------
Gross Profit                             --             701               --              701               701

Operating Expenses
  Legal fees                             --              --            3,500            1,587            10,629
  Filing Fees                           220              --            1,924               --             2,214
  General and Administrative         12,091             102           12,534              164            12,686
  Organization Cost                      --              --               --               --               900
  Accounting Cost                     1,500              --            6,000               --             6,000
                                -----------     -----------      -----------      -----------       -----------
Total Operating Expenses             13,811             102           23,958            1,751            32,429
                                -----------     -----------      -----------      -----------       -----------

Loss before income taxes            (13,811)            599          (23,958           (1,050)          (31,728)
                                -----------     -----------      -----------      -----------       -----------

Provision for Income Taxes               --              --               --               --                --
                                -----------     -----------      -----------      -----------       -----------

Net (Loss)                      $   (13,811)    $       599      $   (23,958      $    (1,050)      $   (31,728)
                                ===========     ===========      ===========      ===========       ===========
Basic and Diluted (Loss)
 per Common Shares                        a              a                a                 a
                                -----------     -----------      -----------       -----------

Weighted Average Number
 of Common shares                 4,869,918       3,000,000        4,869,918        3,000,000
                                -----------     -----------      -----------       -----------

----------
a = Less than ($0.01) per share


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Common Stock
                                            ---------------------     Paid in     Accumulated     Total
                                            Shares         Amount     Capital       Deficit       Equity
                                            ------         ------     -------       -------       ------
                                               #              $          $             $             $
Inception November 2, 2007

Common stock issued to Directors          3,000,000          300          600                          900
 for cash November 2, 2007
 @ $0.0003 per share

Net loss for the year                                                                  (900)          (900)
                                         ----------       ------      -------      --------       --------
Balance, December 31, 2007                3,000,000          300          600          (900)            --

Private placement closed on               1,869,918          187       55,911                       56,098
 November 20, 2008 @ 0.03 per share

Net loss for the year                                                                (6,870)        (6,870)
                                         ----------       ------      -------      --------       --------
Balance, December 31, 2008                4,869,918          487       56,511        (7,770)        49,228

Net loss for the period                                                             (23,958)       (23,958)
                                         ----------       ------      -------      --------       --------

BALANCE, SEPTEMBER 30, 2009               4,869,918          487       56,511       (31,728)        25,270
                                         ==========       ======      =======      ========       ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended            November 2, 2007
                                                               September 30,              (Inception) To
                                                       ---------------------------         September 30,
                                                         2009               2008               2009
                                                       --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                           $(23,958)          $ (1,050)          $(31,728)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities                     --                 --                 --
     Accounts receivable - Director                          --             (2,476)
     Accounts payable and accrued liabilities            10,000                 --             10,000
Net Cash (Used) by Operating Activities                 (13,958)            (3,526)           (21,728)
                                                       --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock               $     --           $ 49,102           $ 56,998
                                                       --------           --------           --------
Cash Provided by Financing Activities                        --             49,102             56,998
                                                       --------           --------           --------

Net Increase (Decrease) in Cash                         (13,958)            45,576             35,270

Cash, Beginning of Period                                49,228                 --                 --
                                                       --------           --------           --------

Cash, End of Period                                    $ 35,270           $ 45,576           $ 35,270
                                                       ========           ========           ========


    The Accompanying Notes Are an Integral Part of these Financial Statements

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009


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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim financial statements of the Company as of September 30, 2009, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2009, and the results of its operations and its cash flows for the periods ended September 30, 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2009. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements as of December 31, 2008, filed with the SEC, for additional information, including significant accounting policies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company does not expect that the adoption of this standard will have a material impact on the Company's financial statements.

On May 28, 2009, the Financial Accounting Standards Board issued Subsequent Events ("SFAS No. 165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and November 15, 2009, the date the financial statements were issued.

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from November 2, 2007 (inception) to September 30, 2009 of $31,728. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $31,728 at September 30, 2009, and will expire in the year 2029.

As at September 30, 2009, deferred tax assets consisted of the following:

                  Net operating losses               $ 7,297

                  Less: valuation allowance           (7,297)
                                                     -------
                  Net deferred tax asset             $    --
                                                     =======

NOTE 7. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carry-forward of approximately $31,728, which will expire 20 years from the date the loss was incurred.

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

NOTE 9. CONCENTRATION OF CREDIT RISK

The Company's cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company's investments is financially sound and accordingly, minimal credit risk exists with respect to these investments.

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

From November 2, 2007 (inception) to September 30, 2009, we have incurred accumulated net losses of $31,728. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

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

Our main objective:

     * Continue to promote our online retail store. This process is expected to be an ongoing process.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND CUMULATIVE FROM INCEPTION (NOVEMBER 2, 2007) TO SEPTEMBER 30, 2009

During the three months ended September 30, 2009, we incurred operating expenses of $13,811, an increase of $13,709 from the period three months ended September

30, 2008. Operating expenses increased during the period ended September 30, 2009 from the comparative period due to an overall increase in our activity and increased expenses as a result of being a reporting company. Significant elements include:

     * General and Administrative expenses of $12,091, which is an increase from $102 during the three months ended September 30, 2008. The fees are associated with bank charges and Accounts Payable to Island Stock Transfer based on the transfer agent agreement.
     * Accounting cost of $1,500, which is an increase from $0 during the three months ended September 30, 2008. The cost is associated with review of financial statements for the period ended September 30, 2009.

During the nine months ended September 30, 2009, we incurred operating expenses of $23,958, an increase of $22,207 from the period nine months ended September 30, 2008. Significant elements include:

     * Legal fees of $3,500, which is an increase from $1,587 during the nine months ended September 30, 2008. The fees are associated with the S1 Registration Statement.
     * Accounting costs of $6,000, which is an increase from $0 during the nine months ended September 30, 2008. The cost is associated with audit and review of financial statements.
     * Filing fees of $1,924, which is an increase from $0 during the nine months ended September 30, 2008. The fees are associated with Edgarizing and filing the reports with the SEC.
     * General and Administrative expenses of $12,534, which is an increase from $164 during the nine months ended September 30, 2008. The fees are associated with bank charges and Accounts Payable to Island Stock Transfer based on the transfer agent agreement.

NET LOSS

We incurred a net loss of $13,811 for the three months ended September 30, 2009, compared to a net profit of $599 for the three months ended September 30, 2008 and $23,958 for the nine months ended September 30, 2009, compared to a net loss of $1,050 for the nine months ended September 30, 2008. During the period from November 2, 2007 (date of inception) through September 30, 2009, we incurred a net loss of $31,728.

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

As of September 30, 2009, we had cash of $35,270, representing a net decrease in cash of $13,958 since December 31, 2008.

Cash generated by financing activities during the nine months ended September 30, 2009 amounted to $0. Cash used in operating activities amounted to $13,958, mainly resulting from a net loss of $23,958 and adjusted by accounts payable of $10,000. Cash generated by financing activities during the nine months ended September 30, 2008 amounted to $49,102 and related to proceeds from issuance of common stock. Cash used in operating activities during the nine months ended September 30, 2008 amounted to $3,526, represented by a net loss of $1,050 and offset by accounts receivable to Director by $2,476.

How long SeaOspa will be able to satisfy its cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. We estimate that our current cash balances will be extinguished prior to the end of first fiscal quarter of 2010 provided we do not have any unanticipated expenses. Although there can be no assurance at present, we plan to be in a position to generate revenues prior to the end of the year. We must generate at least $20,410 in revenues in order to fund all expenditures under our 12-months budget.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act") as of the end of the period covered by this quarterly report, being the fiscal quarter ended September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

 This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that the material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

                                  SEAOSPA, INC.
                                (the Registrant)


Date: November 9, 2009             By: /s/ Yakov Terner
                                       ----------------------------------------
                                       Name:  Yakov Terner
                                       Title: President, Treasurer and Director


Date: November 9, 2009             By: /s/ Yossi Benitah
                                       ----------------------------------------
                                       Name:  Yossi Benitah
                                       Title: Secretary and Director