Form 10-K
period 2009-12-31
SeaOspa Inc
filed 2010-03-05
CIK 1451598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number 000-53640

                                  SEAOSPA, INC.
                (Name of registrant as specified in its charter)

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of March 3, 2010, approximately 4,869,918 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of December 31, 2009, the last business day of the fiscal year, was approximately $56,098 based on the price at which the common stock was last sold (i.e, $0.03). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in our registration statement on Form S-1 (File no. 333-157175) which was declared effective on April 20, 2009.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Seaospa Inc. The term "fiscal year" refers to our fiscal year ending December
31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

                                TABLE OF CONTENTS
PART I

Item 1.     Business                                                          4
Item 1A.    Risk Factors                                                      5
Item 1B.    Unresolved Staff Comments                                        11
Item 2.     Properties                                                       11
Item 3.     Legal Proceedings                                                11
Item 4.     Submission of Matters to a Vote of Security Holders              12

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities               12
Item 6.     Selected Financial Data                                          12
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       17
Item 8.     Financial Statements and Supplementary Data                      18
Item 9B.    Other Information                                                28

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance          28
Item 11.    Executive Compensation                                           29
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  30
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                     31
Item 14.    Principal Accounting Fees and Services                           32

PART IV

Item 15     Exhibits, Financial Statement Schedules                          33

SIGNATURES                                                                   34

                                     PART 1

ITEM 1. BUSINESS.

OVERVIEW

We are a development stage company that was incorporated under the laws of the state of Nevada on December 2, 2007. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Neither Seaospa, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Our offices are currently located at 3 Hahistadrut St., Suite #6, Kiryat Yam, Israel 29056. Our telephone number is +1 (877) 841-5343. Our website is www.seaospa.com. The information contained in our website does not form part of this Annual Report in any way. Our common stock is quoted on the OTC Bulletin Board under the symbol "SOPA".

We are engaged in the marketing of skin care, hair care and body treatment products. Currently we are focusing on marketing of Dead Sea products from Israel. We operate our own retail online store where we sell our products direct to consumers at www.seaospa.com. We intend to open and operate an eBay store in addition to our own online store within the next twelve months. Our target market is adults of 18 years of age and up.

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

As of the date hereof, we have not been successful in raising the additional funding necessary to continue with our business plan for our business. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. The recent credit crisis has only made our situation more difficult, because investors who were historically receptive to startup situations have become nonexistent in this environment. Without further loans from our directors, we only have sufficient funds to continue with our business in a maintenance mode for the next 1-2 months.

As a result of this difficult environment and our lack of cash to continue, our directors have been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. Our preference is to raise additional, suitable financing to continue with business, but at this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

POTENTIAL MERGERS AND ACQUISITIONS

Concurrent with efforts to find suitable financing for our business, we are also focusing on analyzing potential business opportunities with more established business entities for merger or acquisition with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Terner is undertaking the search for and analysis of new business opportunities. He is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Terner may utilize the services of outside consultants or advisors. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS ASSOCIATED WITH OUR EXISTING BUSINESS

WE HAVE NO MATERIAL REVENUES TO DATE AND WE MAINTAINED LOSSES SINCE INCEPTION.

We have yet to generate any material operating revenues and have no significant tangible assets. During the fiscal years 2008 and 2009 respectively, we incurred net losses of $28,798, $6,870. As of December 31, 2009, we had an accumulated deficit of $36,568 and there can be no assurance that we will generate profits in future operating years. Once fully operational, we may experience revenues lower than anticipated and/or an increase in unfunded expenses. Accordingly, there may be substantial fluctuations in our revenues and expenses.
 Until such a time, if ever, that we receive significant revenues from our operations, we expect to report losses. We are also unable to predict when, if ever, we will achieve sustained operating profitability.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

We were incorporated on November 2, 2007. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will be focused on marketing of skin care, hair care and body treatment products. Although we believe that our products have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

OUR BUSINESS PLAN MAY BE UNSUCCESSFUL, AND IF IT FAILS, WE WILL NOT HAVE ALTERNATE SERVICES OR PRODUCTS TO OFFER TO ENSURE OUR CONTINUATION AS A GOING CONCERN.

The success of our business plan is dependent on the marketing of skin care, hair care and body treatment products. Currently we are focusing on Dead Sea products from Israel. Our ability to market these products is unproven, and the lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon the market acceptance of our products. Should our products be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

We have incurred net losses of $36,568 for the period from November 2, 2007 (date of inception) through December 31, 2009. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

To date, we have completed only initial stages of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our Company.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY REVENUES AND FINANCING FOR OUR OPERATIONS WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

At December 31, 2009 we had a small working capital deficiency and at present, we are entirely dependent on loans from our Director and President. Our existing cash balances are only sufficient for the next 30-60 days. How long Seaospa will be able to satisfy its cash requirements depends on how quickly our company can identify suitable financing, or generate revenue and how much revenue can be generated. If we are unable to obtain financing and generate sufficient revenue from our business, we may be forced to delay, scale back, or eliminate our sales activities. If we are unable to obtain financing to cover shortfalls resulting from reduced revenues or a lack of revenues, we may not be able to continue to operate our business and our business would fail.

Our ability to successfully produce and sell our services to generate operating revenues also depends on our ability to obtain the necessary financing. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our operating and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our services and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS ARE NOT RESIDENTS OF THE UNITED STATES, IT MAY BE DIFFICULT FOR SHAREHOLDERS TO RECOVER AGAINST THEM.

Both of our officers and directors are located outside of the United States, in Israel. Were one or more shareholders to bring an action against our management in the United States and succeed, either through default or on the merits, and obtain a financial award against an officer or director of the Company, that shareholder may be required to enforce and collect on his, her or its judgment in these countries, unless the officer or director owned assets which were located in the United States. Further, shareholder efforts to bring an action in these countries against its citizens for any alleged breach of a duty in a foreign jurisdiction may be difficult, as prosecution of a claim in a foreign jurisdiction, and in particular a foreign nation, is fraught with difficulty and may be effectively, if not financially, unfeasible.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE, WHICH INCREASES THE RISK OF OUR INABILITY TO BUILD A SUCCESSFUL BUSINESS.

Our management has limited marketing experience. Our President, Treasurer and director, Yakov Terner, who will be primarily responsible for marketing and sales of our products, although he has experience marketing Dead Sea products to retail stores in Romania, he has no experience marketing these products online in North America, our target market. Further, we have budgeted only $14,000 toward these efforts over the next 12 months, which is a very limited amount of capital with which to launch our effort. Given the relatively small budget and limited experience of our officers, there can be no assurance that our efforts will be successful. Further, if our initial efforts to create a market for our products are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with the necessary marketing and sales expertise to significantly grow our sales. Our future success will depend, among other factors, upon whether our product can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use it. There can be no assurance that our product will gain wide acceptance in its targeted markets or that we will be able to effectively market our product.

DEPENDENCE ON THIRD PARTIES AND CERTAIN RELATIONSHIPS.

We will be dependent on our relationships with certain Dead Sea manufacturers and body care suppliers. Our business is also generally dependent upon our ability to obtain the services of marketing, public relations and advertising experts. Our potential failure to obtain the services of any person or entity upon which it is dependent, or the inability to replace such relationship would have a material adverse impact on our business prospects, financial condition and results of operations. In addition, we have a specific dependence on the telephone, Internet and the integration of the two aforementioned into our information management system. Any disruption on the flow of information and data to this system will significantly impact service to customers and therefore financial performance.

OUR OFFICERS AND DIRECTORS WILL COLLECTIVELY ALLOCATE ONLY A PORTION OF THEIR TIME TO OUR COMPANY'S BUSINESS, WHICH COULD HAVE A NEGATIVE IMPACT ON SEAOSPA'S SUCCESS.

Currently, our officers and directors allocate only a portion of their time, or up to approximately 10-15 hours per week, to the operation of Seaospa's business. If our business develops faster than anticipated, or if their other commitments require devotion of more substantial amounts of time, our ability to create and sustain a successful business could be negatively impacted.

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCT AND ONGOING OPERATIONS.

The maintenance of our online retail store and the marketing of our products will continue to place a significant strain on our management and other resources. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of Yakov Terner, our President, Treasurer and a Director, would negatively impact our ability to sell our products, which could adversely affect our financial results and impair our growth. Currently, we have no employment agreement with Mr. Terner and do not anticipate entering into any such agreement in the foreseeable future.

RISKS ASSOCIATED WITH MERGING WITH OR ACQUIRING A NEW BUSINESS OPPORTUNITY

WE WILL REQUIRE ADDITIONAL FINANCING. INADEQUATE FINANCING MAY IMPAIR OUR ABILITY TO COMPETE IN THE MARKETPLACE WHICH MAY RESULT IN THE DISSOLUTION OF OUR COMPANY.

We require additional financing to complete a suitable merger or combination with a business opportunity. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS, PLACE OUR COMPANY AT A COMPETITIVE DISADVANTAGE IN IDENTIFYING POSSIBLE BUSINESS OPPORTUNITIES AND SUCCESSFULLY COMPLETING A BUSINESS COMBINATION.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations, which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

THE SUCCESS OF A POTENTIAL MERGER OR COMBINATION WILL DEPEND TO A GREAT EXTENT ON THE OPERATIONS, FINANCIAL CONDITION AND MANAGEMENT OF ANY IDENTIFIED BUSINESS OPPORTUNITY.

The success of a potential merger or combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Although we have entered into preliminary negotiations with prospective business entities, we have not entered into any formal written agreements for a business combination or opportunity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY REDUCE OR ELIMINATE THE PARTICIPATION OF OUR PRESENT OFFICERS AND DIRECTORS IN THE FUTURE AFFAIRS OF OUR COMPANY.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in, or elimination of, their participation in the future affairs of our company.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY A BUSINESS
OPPORTUNITY.

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

A FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our ability to achieve any growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

RISKS ASSOCIATED WITH OUR COMMON STOCK

DIFFICULTY FOR SEAOSPA STOCKHOLDERS TO RESELL THEIR STOCK DUE TO A LIMITED PUBLIC TRADING MARKET.

There is a very limited public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH REQUIRES US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

In order to comply with these requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The incurrence of these costs is an expense to our operations and they have a negative effect on our ability to meet our overhead requirements and earn a profit.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

OUR INSIDERS BENEFICIALLY OWN A SIGNIFICANT PORTION OF OUR STOCK, AND ACCORDINGLY, MAY HAVE CONTROL OVER STOCKHOLDER MATTERS, THE COMPANY'S BUSINESS AND MANAGEMENT.

As of Mach 3, 2010 our executive officers and directors beneficially own 3,000,000 shares of our common stock in the aggregate, or approximately 61.60% of our issued and outstanding common stock. Mr. Yakov Terner, our President, Treasurer and a Director, owns 1,500,000 shares of our common stock, or approximately 30.80%, and Mr. Yossi Benitah, our Secretary and a Director, owns 1,500,000 shares of our common stock, or approximately 30.80%. As a result, our executive officers, directors and affiliated persons will have significant influence to:

     *    elect or defeat the election of our directors;
     *    amend or prevent amendment of our articles of incorporation or bylaws;
     * effect or prevent a merger, sale of assets or other corporate transaction; and
     * affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company's business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

ADDITIONAL ISSUANCES OF OUR SHARES OF COMMON STOCK MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 100,000,000 shares of common stock, of which 4,869,918 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders' interests, which will negatively affect the value of your shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own interests any real property. Mr. Yakov Terner, our President, Treasurer and Director, has provided us with 500 sq ft of furnished office space located at Kiryat Yam, Israel free of charge for at least the next 12 months. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is EastBiz.com, Inc., 5348 Vegas Dr., Las Vegas, NV 89108 USA

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public market for our shares of common stock. Our common stock is presently not traded on any market or securities exchange and we have not applied for listing or quotation on any public market.

HOLDERS

On October 13, 2009, there were 42 holders of record of our common stock.

DIVIDEND POLICY

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

Since inception, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

On December 2, 2007, pursuant to the terms of a subscription agreement, we sold 1,500,000 shares of our common stock to Mr. Yakov Terner, our President, Treasurer and a director, for cash payment to us of $450. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Yakov Terner who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On December 2, 2007 pursuant to the terms of a subscription agreement, we sold 1,500,000 shares of our common stock to Mr. Yossi Benitah, our Secretary and a director, for cash payment to us of $450. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act, as no advertising or general solicitation was employed in offering the securities, the offering and sale was made only to Mr. Yossi Benitah who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act.

On November 20, 2008, we issued and sold an aggregate of 1,869,918 shares of our common stock to 42 non-US seed capital investors at a purchase price of $0.03 per share, without registration under the Securities Act, for total gross proceeds of $56,098. These shares were sold pursuant to subscription agreements accepted on November 20, 2008. We completed this offering pursuant to Regulation S of the Securities Act. We believed that this exemption from registration was available as each purchaser represented to us that they were a non-U.S. person as defined in Regulation S, and we did not engage in distribution of these shares in the United States.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

OUR AUDITED FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("U.S. GAAP").

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

From November 2, 2007 (inception) to December 31, 2009, we have incurred accumulated net losses of $36,568 Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt as to whether we can continue as an ongoing business for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

As of December 31, 2009, we had cash of $20,844, representing a net decrease in cash of $28,384 since December 31, 2008.

Cash generated by financing activities during the year ended December 31, 2009 amounted to $0. Cash used in operating activities amounted to $28,384, mainly resulting from a net loss of $28,798 and adjusted by accounts payable of $414. Cash generated by financing activities during the year ended December 31, 2008 amounted to $56,098 and related to proceeds from issuance of common stock. Cash used in operating activities during the year ended December 31, 2008 amounted to $6,870, represented by a net loss of $6,870.

Because no remaining cash and not generated any revenue from our business we need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

Other than limited loans from our director to continue with our statutory requirements for the next 12 months, we do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

WORKING CAPITAL

                                                As at                  As at
                                             December 31,           December 31,
                                                2009                   2008
                                              -------                -------
Current Assets                                $20,844                $49,228
Current Liabilities                               414                     --
                                              -------                -------
Working Capital                               $20,430                $49,228
                                              =======                =======

Working capital has decreased from $49,228 at December 31, 2008 to $20,430 at December 31, 2009 due to an overall increase in our activity.

Cash Flows

                                             Year Ended             Year Ended
                                             December 31,           December 31,
                                                2009                   2008
                                              -------                -------
Net cash used in Operating Activities         $(28,384)              $ (6,870)
Net cash used in Investing Activities               --                     --
                                              --------               --------
Net cash provided by Financing Activities           --                 56,098
Increase (Decrease) in Cash during the Year   $(28,384)              $ 49,228
Cash, Beginning of Year                         49,228                     --
                                              --------               --------
Cash, End of Year                             $ 20,844               $ 49,228
                                              ========               ========

During the year ended December 31, 2009 and year ended December 31, 2008:

     (i) Our net cash used in operating activities of $28,506 in December 31, 2009 and December 31, 2008 of $6,870 is associated with overall increase in our activity.
     (ii) Our net cash from financing activities was $0 in 2009, December 31, 2008 was $56,098, these funds were raised pursuant to private placement of our securities.

PLAN OF OPERATIONS AND CASH REQUIREMENTS OVER THE NEXT 12 MONTHS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to ensure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have a small working capital deficiency including what we owe to our director. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

ANTICIPATED CASH REQUIREMENTS

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months.

               ESTIMATED EXPENSES FOR THE NEXT TWELVE MONTH PERIOD

            Cash Operating Expenses
              Legal/Accounting                              $15,000
              Graphic & Web Designer                        $10,000
              eBay Premium Store + Ecommerce Store          $ 1,500
              Advertising/ Marketing                        $14,000
              Inventory                                     $12,000
              Office Supply & Misc                          $ 2,000
                                                            -------
            Total                                           $54,500
                                                            =======

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing and that we will close our existing business. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue this new plan. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008.

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and Inception to December 31, 2008 included herein.

                                             Year Ended             Year Ended
                                             December 31,           December 31,
                                                2009                   2008
                                              -------                -------
Sales                                         $    Nil               $  2,476
Cost of Goods Sold                                  --                  1,775
                                              --------               --------
Gross Profit                                       Nil                    701

Expenses
  Filing Fees                                 $  2,760               $    290
  General and administrative                    15,038                    152
  Professional fees                             11,000                  7,129
                                              --------               --------
Total expenses                                $ 28,798               $  7,571
                                              --------               --------

Net Loss                                      $(28,798)              $ (6,870)
                                              ========               ========

REVENUE

We had non significant revenue of $2,476 for the year ended December 31, 2008 and no revenue for the year ended December 31, 2009.

EXPENSES

Our operating expenses for the year ended December 31, 2009 were $28,798 compared to $7,571 in 2008. This net increase of $21,227 was primarily due to an overall increase in our activity and increased expenses as a result of becoming an SEC reporting company during the second quarter of fiscal 2009. Significant figures include:

     *    $3,871 increase in professional fees
     *    $2,470 increase in filing fees
     *    $14,886 increase in general and administrative

GOING CONCERN

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

DIVIDENDS

We have not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

We provide for income taxes according to FASB ASC 740.

FASB ASC 740-10-30 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood that we will utilize the loss carry-forward.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                  SEAOSPA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND DECEMBER 31, 2008

Report of Registered Independent Auditors - 2009                            19

Financial Statements -

Balance Sheets as of December 31, 2009 and 2008                             20

Statements of Operations for the Year Ended December 31, 2009 and
December 31, 2008, and Cumulative from Inception                            21

Statement of Stockholders' Equity for the Period from Inception
Through December 31, 2009                                                   22

Statements of Cash Flows for the Year Ended December 31, 2009 and
December 31, 2008, and Cumulative from Inception                            23

Notes to Financial Statements                                               24

          REPORT OF REGISTERED INDEPENDENT AUDITORS - DECEMBER 31, 2009


To the Board of Directors and Stockholders of SeaOspa, Inc.:

We have audited the accompanying balance sheets of SeaOspa, Inc. (a Nevada corporation in the development stage) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008, and from inception (November 2, 2007) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeaOspa, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and from inception (November 2, 2007) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Alan Weinberg CPA
--------------------------------
Alan Weinberg CPA
Baltimore, Maryland
February 25, 2010

                                  SEAOSPA, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                             December 31,       December 31,
                                                                2009               2008
                                                              --------           --------
ASSETS

Current Assets
  Cash in bank                                                $ 20,844           $ 49,228
                                                              --------           --------

      Total current assets                                    $ 20,844           $ 49,228
                                                              --------           --------

Total Assets                                                  $ 20,844           $ 49,228
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            $    414           $     --
                                                              --------           --------

      Total current liabilities                               $    414           $     --
                                                              --------           --------
Stockholders' Equity
  Preferred Stock, par value $0.0001 per share,
   50,000,000 shares authorized, none outstanding
  Common Stock, par value $0.0001 per share,
   100,000,000 shares authorized, 4,869,918 shares
   issued and outstanding                                          487                487
  Additional paid-in capital                                    56,511             56,511
  (Deficit) accumulated during the development stage           (36,568)            (7,770)
                                                              --------           --------
     Total stockholders' equity                                 20,430             49,228
                                                              --------           --------

Total Liabilities and Stockholders' Equity                    $ 20,844           $ 49,228
                                                              ========           ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                                  SEAOSPA, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                               November 2, 2007
                                            Year Ended December 31,             (Inception) To
                                      ---------------------------------           December 31,
                                          2009                  2008                  2009
                                      -----------           -----------           -----------
Sales                                 $        --           $     2,476           $     2,476

Cost of Goods Sold                             --                 1,775                  1775
                                      -----------           -----------           -----------

Gross Profit                                   --                   701                   701

Operating Expenses
  Professional fees                        11,000                 7,129                18,129
  Filing Fees                               2,760                   290                 3,050
  General and Administrative               15,038                   152                15,190
  Organization Cost                            --                    --                   900
                                      -----------           -----------           -----------
Total Operating Expenses                   28,798                 7,571                37,269
                                      -----------           -----------           -----------

Loss before income taxes              $   (28,798)          $    (6,870           $   (36,568)
                                      -----------           -----------           -----------
Provision for Income Taxes                     --                    --                    --
                                      -----------           -----------           -----------

Net (Loss)                            $   (28,798)          $    (6,870)          $   (36,568)
                                      ===========           ===========           ===========
Basic and Diluted
  (Loss) per Common Shares                      a                     a
                                      ===========           ===========
Weighted Average
 Number of Common shares                4,869,918             3,215,169
                                      ===========           ===========

----------
a = Less than ($0.01) per share


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                                  SEAOSPA, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                            ---------------------     Paid in     Accumulated     Total
                                            Shares         Amount     Capital       Deficit       Equity
                                            ------         ------     -------       -------       ------
                                               #              $          $             $             $
Inception November 2, 2007

Common stock issued to Directors          3,000,000          300          600                          900
 for cash November 2, 2007
 @ $0.0003 per share

Net loss for the year                                                                  (900)          (900)
                                         ----------       ------      -------      --------       --------
Balance, December 31, 2007                3,000,000          300          600          (900)            --

Private placement closed on               1,869,918          187       55,911                       56,098
 November 20, 2008 @ 0.03 per share

Net loss for the year                                                                (6,870)        (6,870)
                                         ----------       ------      -------      --------       --------
Balance, December 31, 2008                4,869,918          487       56,511        (7,770)        49,228

Net loss for the year                                                               (28,798)       (28,798)
                                         ----------       ------      -------      --------       --------

BALANCE, DECEMBER 31, 2009                4,869,918          487       56,511       (36,568)        20,430
                                         ==========       ======      =======      ========       ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements

                                  SEAOSPA, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                    November 2, 2007
                                                      Year Ended December 31,        (Inception) To
                                                  ---------------------------          December 31,
                                                    2009               2008               2009
                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                      $(28,798)          $ (6,870)          $(36,568)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities                    --                 --                 --
     Accounts receivable - Director                     --                 --
     Accounts payable and accrued liabilities          414                 --                414
                                                  --------           --------           --------
Net Cash (Used) by Operating Activities            (28,384)            (6,870)           (36,154)
                                                  --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock          $     --           $ 56,098           $ 56,998
                                                  --------           --------           --------
Cash Provided by Financing Activities                   --             56,098             56,998
                                                  --------           --------           --------

Net Increase (Decrease) in Cash                    (28,384)            49,228             20,844

Cash, Beginning of Period                           49,228                 --                 --
                                                  --------           --------           --------

Cash, End of Period                               $ 20,844           $ 49,228           $ 20,844
                                                  ========           ========           ========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                                  SEAOSPA, INC.
                           (Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on November 2, 2007. The Company has limited operations and is considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

The business plan of the Company is to purchase and distribute Dead Sea skin and hair care products from Israel. At this stage, the only operations are the development of our website and business plan.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

NOTE 3. ADVERTISING

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from November 2, 2007 (inception) to December 31, 2009 of $36,568. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $36,568 at December 31, 2009, and will expire in the year 2029.

As at December 31, 2009, deferred tax assets consisted of the following:

                  Net operating losses               $ 8,411

                  Less: valuation allowance           (8,411)
                                                     -------

                  Net deferred tax asset             $    --
                                                     =======

NOTE 7. NET OPERATING LOSSES

As of December 31, 2009, the Company has a net operating loss carry-forward of approximately $36,568 which will expire 20 years from the date the loss was incurred.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and March 3, 2010, the date the financial statements were issued and there were no significant events.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at December 31, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name               Position Held With Company             Age     Date First Elected or Appointed
----               --------------------------             ---     -------------------------------
Yakov Terner       President, Treasurer and Director      48             November 2, 2007
Yossi Benitah      Secretary  and Director                60             November 2, 2007

BUSINESS EXPERIENCE

MR. YAKOV TERNER

Mr. Terner is our President, Treasurer and a Director, and has served in these capacities since we were incorporated on November 2, 2007. He has fourteen years of experience marketing and distributing Dead Sea products from Israel in Romania. In the last five years, Mr. Terner has been president of Beatrice Cosmetics Israel, an Israeli private company that specializes in marketing and distributing Dead Sea hair care, body care and body treatment products in Romania. Beatrice Cosmetics is a wholesale distributor in Romania.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

MR. YOSSI BENITAH

Mr. Benitah is our Secretary and Director. He has served in these capacities since we were incorporated on November 2, 2007. Mr. Benitah has over 30 years of experience as an entrepreneur, in the last five years he has operating an electrical services company in the city of Rechovot, Israel. He is well connected in the Israeli markets and has done well in promoting and marketing his business.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the executive officers described above.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

We have not paid since our inception, nor do we owe, any compensation to our executive officers, Mr. Yakov Terner and Mr. Yossi Benitah. There are no arrangements pursuant to which our executive officers will be compensated in the future for any services provided as executive officers. We have no employment agreements with either of our executive officers. We do not intend to compensate our executive officers for the foreseeable future. We may compensate them after that time if we have the financial resources to do so.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2009.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employments or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

COMPENSATION OF DIRECTORS

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of SeaOspa, Inc other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 2, 2008 for:

     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
     *    each of our executive officers;
     *    each of our directors; and
     *    all of our executive officers and directors as a group.
     * We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Seaospa, Inc., 3 Hahistadrut St., Suite #6 Kiryat Yam, Israel 29056.
     * The percentage ownership information shown in the table below is calculated based on 4,869,917 shares of our common stock issued and outstanding as of March 3, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock

                               Name of              Amount and Nature
Title of Class            Beneficial Owner       of Beneficial Ownership       Percentage of Class
--------------            ----------------       -----------------------       -------------------
Common Stock           (1) Yakov Terner               1,500,000                     30.80%
                           President,
                           Treasurer and
                           Director
Common Stock           (2) Yossi Benitah              1,500,000                     30.80%
                           Secretary and
                           Director
Common Stock           (3) Yaron Borenstein             251,800                      5.17%
Common Stock           (4) Gideon Reifman               278,867                      5.73%
Common Stock           (5) Bronia Fruhter               258,000                      5.30%
All  officers as a Group                              3,000,000                     61.60%

----------
(1)  Ykov's address is 3-6 Ha'hishtadrut st Kiryat Yam ,Israel
(2)  Yossi's address is 3-21 Nftali Ben Ephraim st Dira 21 Rehovot, Israel
(3)  Yaron's address is Hahagana 12 Givataim, Israel
(4)  Gideon's address is Ha'tawas 11 Apt5 Kadima Zoran, Israel
(5) Bronia's address is Almagor 17/5 Tel Aviv, Israel We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. Other than the shares covered by the registration statement of which this prospectus is a part, we have not registered any shares for sale by security holders under the Securities Act. None of our stockholders are entitled to registration rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

REAL PROPERTY

We do not own interests any real property. Mr. Yakov Terner, our President, Treasurer and Director, has provided us with 500 sq ft of furnished office space located at Kiryat Yam, Israel free of charge for at least the next 12 months. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.

STOCK TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On November 2, 2007, pursuant to the terms of a subscription agreement, we sold 1,500,000 shares of our common stock to Mr. Yakov Terner, our President, Treasurer and Director, for cash payment to us of $0.0003 per share, or $450 in the aggregate.

On November 2, 2007 pursuant to the terms of a subscription agreement, we sold 1,500,000 shares of our common stock to Mr. Yossi Benitah, our Secretary and Director, for cash payment to us of $0.0003 per share, or $450 in the aggregate.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since its incorporation.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 by Alan Weinberg CPA for professional services and for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                       Year Ended                 Year Ended
                                    December 31, 2008          December 31, 2009
                                    -----------------          -----------------
Alan Weinberg CPA Audit Fees              $    0                   $7,500
Audit Related Fees                        $    0                   $    0
Tax Fees                                  $    0                   $    0
All Other Fees                            $    0                   $    0
TOTAL                                     $    0                   $7,500 (1)

----------
(1) Audit fees for year ended December 31, 2009 have not yet been billed to us yet

In the above table, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designation Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by Alan Weinberg CPA, and believes that the provision of services for activities related to the audit is compatible with maintaining Alan Weinberg CPA.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

   Exhibit                         Description
   -------                         -----------

     3.1       Articles of Incorporation of Registrant.

     3.2       Bylaws of Registrant.

    31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kiryat Yam, Israel on March 3, 2010.
                             SEAOSPA, INC.


                             By: /s/ Yakov Terner
                                ------------------------------------------------
                             Name:  Yakov Terner
                             Title: President, Treasurer and Director
                                    (Principal Executive and Principal Financial
                                    and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                                   Title                               Date
      ---------                                   -----                               ----


/s/ Yakov Terner                     President, Treasurer  and Director           March 3, 2010
-----------------------------        (Principal Executive and Principal
Yakov Terner                         Financial and Accounting  Officer)


/s/ Yossi Benitah                    Secretary  and Director                      March 3, 2010
-----------------------------
Yossi Benitah