Form 10-K/A
period 2009-12-31
SeaOspa Inc
filed 2010-04-09
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number 000-53640

SEAOSPA, INC.
(Name of registrant as specified in its charter)

Nevada	26-1359430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 12th Avenue, 3rd Floor, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

Tel:  (212) 268-0220
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

As of March 3, 2010, approximately 4,869,918 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56,098 based on the price at which the common stock was last sold (i.e, $0.03). Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements.”  Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “estimates,” “intends,” “plan” “expects,” “may,” “will,” “should,” “predicts,” “anticipates,” “continues,” or “potential,” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include statements regarding the following: the expected development and potential benefits from our products to consumers, progress in our efforts to develop our facilities and our products and to achieve and maintain regulatory approvals, the potential market demand for our products, our expectations regarding our short- and long-term capital requirements, our outlook for the coming months and information with respect to any other plans and strategies for our business.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.  Further information on potential factors that could affect our business is described under the heading “Risks Related to Our Business, Strategy and Industry” in “Risk Factors” in our registration statement on Form S-1 (File no. 333-157175) which was declared effective on April 20, 2009.

INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms “we,” “our,” “us” and the “Company” refer collectively to Seaospa Inc. The term “fiscal year” refers to our fiscal year ending December 31.  Unless otherwise indicated, the term “common stock” refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

i

TABLE OF CONTENTS

EXPLANATORY NOTE

Seaospa, Inc. (the “Company”), a Nevada corporation, is filing this Amendment No. 1 on Form 10-K/A to amend and restate its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 5, 2010 (the “Original 10-K”).  The purpose of this Amendment No. 1 is to include the Company’s disclosure regarding changes in and disagreements with accountants on accounting and financial disclosure included in Part II, Item 9, and the Company’s discussion of the effectiveness of its disclosure controls and procedures as of December 31, 2009 and its disclosure regarding management’s annual report on internal control over financial reporting and changes in such internal control over financial reporting, each as included in Part II, Item 9A(T).  The Company has also included currently dated certifications from the Company’s current chief executive officer and current chief financial officer as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Except as set forth above, the Company has not modified or updated disclosures presented in the Original 10-K to reflect events or developments that have occurred after the date of the Original 10-K. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

ii

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

Our offices are currently located at 3 Hahistadrut St., Suite #6, Kiryat Yam, Israel 29056. Our telephone number is +1 (877) 841-5343. Our website is www.seaospa.com. The information contained in our website does not form part of this Annual Report in any way. Our common stock is quoted on the OTC Bulletin Board under the symbol “SOPA”.

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

As a result of this difficult environment and our lack of cash to continue, our directors have been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder’s investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions which would likely involve a change of business. Our preference is to raise additional, suitable financing to continue with business, but at this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further significant financing.

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

Mr. Terner is undertaking the search for and analysis of new business opportunities. He is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Terner may utilize the services of outside consultants or advisors. At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity’s operations will be profitable. Further, we believe that our company may have more difficulties raising capital for our existing business than for a new business opportunity. We have held preliminary negotiations with prospective business entities but have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

Much of the information included in this Annual Report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

Our officers and directors will collectively allocate only a portion of their time to our Company’s business, which could have a negative impact on Seaospa’s success.

Currently, our officers and directors allocate only a portion of their time, or up to approximately 10-15 hours per week, to the operation of Seaospa’s business.  If our business develops faster than anticipated, or if their other commitments require devotion of more substantial amounts of time, our ability to create and sustain a successful business could be negatively impacted.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in “penny stocks”. A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the company’s business and management.

As of March 3, 2010, our executive officers and directors beneficially own 3,000,000 shares of our common stock in the aggregate, or approximately 61.60% of our issued and outstanding common stock. Mr. Yakov Terner, our President, Treasurer and a Director, owns 1,500,000 shares of our common stock, or approximately 30.80%, and Mr. Yossi Benitah, our Secretary and a Director, owns 1,500,000 shares of our common stock, or approximately 30.80%. As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 4,869,918 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders’ interests, which will negatively affect the value of your shares.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Recent Sales of Unregistered Securities

Since inception, we have issued unregistered securities to the persons, as described below. None of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

Working Capital

	As at	As at
	December 31,	December 31,
	2009	2008
Current Assets	$20,844	$49,228
Current Liabilities	414	-
Working Capital	$20,430	$49,228

Working capital has decreased from $49,228 at December 31, 2008 to $20,430 at December 31, 2009 due to an overall increase in our activity.

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Net cash used in Operating Activities	$(28,384)	$(6,870)
Net cash used in Investing Activities	-	-
Net cash provided by Financing Activities	-	56,098
Increase (Decrease) in Cash during the Year	$(28,384)	$49,228
Cash, Beginning of Year	49,228	-
Cash, End of Year	$20,844	$49,228

During the year ended December 31, 2009 and year ended December 31, 2008:

(i)	Our net cash used in operating activities of $28,506 in December 31, 2009 and December 31, 2008 of $6,870 is associated with overall increase in our activity.

(ii)	Our net cash from financing activities was $0 in 2009, December 31, 2008 was $56,098, these funds were raised pursuant to private placement of our securities.

Plan of Operations and Cash Requirements over the Next 12 Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to ensure our survival and to preserve our shareholder’s investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our company will fail without further significant financing. We currently have a small working capital deficiency including what we owe to our director. Our director has indicated that he is willing to lend our company minimum funds to enable us meet our statutory corporate and reporting obligations for the next 12 months through unsecured, no interest loans.

Anticipated Cash Requirements

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months.

Estimated Expenses for the Next Twelve Month Period
Cash Operating Expenses
Legal/Accounting	$15,000
Graphic & Web Designer	$10,000
eBay Premium Store + Ecommerce Store	$1,500
Advertising/ Marketing	$14,000
Inventory	$12,000
Office Supply & Misc.	$2,000
Total	$54,500

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

At this stage, we cannot quantify what additional financing we will require to complete a combination or merger with another business opportunity, or whether the opportunity’s operations will be profitable.

Results of Operations for year ended December 31, 2009 and December 31, 2008.

The following summary should be read in conjunction with our audited financial statements for the years ended December  31, 2009 and Inception to December 31, 2008 included herein.

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Sales	$ Nil	$2,476
Cost of Goods Sold	-	1,775
Gross Profit	Nil	701
Expenses
Filing Fees	$2,760	$290
General and administrative	15,038	152
Professional fees	11,000	7,129
Total expenses	$28,798	$7,571
Net Loss	$(28,798)	$(6,870)

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

Expenses

Our operating expenses for the year ended December 31, 2009 were $28,798 compared to $7,571 in 2008. This net increase of $21,227 was primarily due to an overall increase in our activity and increased expenses as a result of becoming an SEC reporting company during the second quarter of fiscal 2009. Significant figures include:

•	$3,871 increase in professional fees

•	$2,470 increase in filing fees

•	$14,886 increase in general and administrative

Going Concern

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

SEAOSPA, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND DECEMBER 31, 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS – DECEMBER 31, 2009

To the Board of Directors and Stockholders
of SeaOspa, Inc.:

We have audited the accompanying balance sheets of SeaOspa, Inc. (a Nevada corporation in the development stage) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and from inception (November 2, 2007) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 4 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Alan Weinberg CPA

Alan Weinberg CPA
Baltimore, Maryland
February 25, 2010

SEAOSPA, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash in bank	$20,844	$49,228
Total current assets	$20,844	$49,228

Total Assets	$20,844	$49,228

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$414	$-
Total current liabilities	$414	$-

Stockholders’ Equity
Preferred Stock, par value $0.0001 per share,
50,000,000 shares authorized, none outstanding
Common Stock, par value $0.0001 per share,
100,000,000 shares authorized, 4,869,918 shares
issued and outstanding	487	487
Additional paid-in capital	56,511	56,511
(Deficit) accumulated during the development stage	(36,568)	(7,770)

Total stockholders’ equity	20,430	49,228

Total Liabilities and Stockholders’ Equity	$20,844	$49,228

The accompanying notes to financial statements are an integral part of these financial statements.

SEAOSPA, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended		November 2, 2007 (Inception) To
	December 31,		December 31,
	2009	2008	2009

Sales	$-	$2,476	$2,476
Cost of Goods Sold	-	1,775	1,775

Gross Profit	-	701	701

Operating Expenses
Professional fees	11,000	7,129	18,129
Filing Fees	2,760	290	3,050
General and Administrative	15,038	152	15,190
Organization Cost	-	-	900
Total Operating Expenses	28,798	7,571	37,269

Loss before income taxes	$(28,798)	$(6,870)	$(36,568)
Provision for Income Taxes	-	-	-

Net (Loss)	$(28,798)	$(6,870)	$(36,568)

Basic and Diluted
(Loss) per Common Shares	a	a

Weighted Average
Number of Common shares	4,869,918	3,215,169

a=Less than ($0.01) per share

The accompanying notes to financial statements are an integral part of these financial statements.

SEAOSPA, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
	#	$	$	$	$
Inception November 2, 2007

Common stock issued to Directors	3,000,000	300	600		900
For cash November 2, 2007 @ $0.0003
Per Share
Net loss for the year				(900)	(900)
Balance, December 31, 2007	3,000,000	300	600	(900)	-

Private placement closed on	1,869,918	187	55,911		56,098
November 20, 2008 @ 0.03 per share

Net loss for the year				(6,870)	(6,870)
Balance, December 31, 2008	4,869,918	487	56,511	(7,770)	49,228

Net loss for the period				(28,798)	(28,798)
Balance, December 31, 2009	4,869,918	487	56,511	(36,568)	20,430

The accompanying notes to financial statements are an integral part of these financial statements

SEAOSPA, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 2, 2007
	Year Ended		(Inception) To
	December 31,		December 31,
	2009	2008	2009
Operating Activities
Net (Loss)	$(28,798)	$(6,870)	$(36,568)
Adjustments To Reconcile Net Loss
Net Cash Used By Operating Activities	-	-	-
Accounts receivable - Director	-	-	-
Accounts payable and accrued liabilities	414	-	414
Net Cash (Used) by Operating Activities	(28,384)	(6,870)	(36,154)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	$-	$56,098	$56,998
Cash Provided by Financing Activities	-	56,098	56,998

Net Increase (Decrease) in Cash	(28,384)	49,228	20,844

Cash, Beginning of Period	49,228	-	-

Cash, End of Period	$20,844	$49,228	$20,844

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

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

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

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities, approximates their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

NOTE 3.	ADVERTISING

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009.

NOTE 4.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from November 2, 2007 (inception) to December 31, 2009 of $36,568. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms or at all, and there is no guarantee that the Company will be successful in these efforts.

NOTE5.	RELATED PARTY TRANSACTIONS

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

As at December 31, 2009, deferred tax assets consisted of the following:

Net operating losses	$8,411
Less: valuation allowance	(8,411)
Net deferred tax asset	–

NOTE 7.	NET OPERATING LOSSES

As of December 31, 2009, the Company has a net operating loss carry-forward of approximately $36,568 which will expire 20 years from the date the loss was incurred.

NOTE 8.	STOCKHOLDERS’ EQUITY

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

The Company has commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 1,869,918 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Registration Statement was declared effective April 20, 2009.

NOTE 9.	CONCENTRATION OF CREDIT RISK

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

NOTE 10.	SUBSEQUENT EVENTS

The Company evaluated events occurring between the balance sheet date and March 3, 2010, the date the financial statements were issued and there were no significant events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that material information required to be disclosed by us in Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of December 31, 2009 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report on Form 10-K our assessment of our disclosure controls and procedures and disclosure regarding our management's annual report on the Company's internal control over financial reporting and changes in such internal controls over financial reporting as required by applicable SEC regulations.  We are currently reviewing our disclosure controls and procedures that led to this omission and expect to implement changes in the near term.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls

During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

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

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 2, 2008 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

•
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

•
The percentage ownership information shown in the table below is calculated based on 4,869,917 shares of our common stock issued and outstanding as of March 3, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	(1) Yakov Terner, President, Treasurer and Director	1,500,000	30.80%

Common Stock	(2) Yossi Benitah, Secretary and Director	1,500,000	30.80%

Common Stock	(3) Yaron Borenstein	251,800	5.17%

Common Stock	(4) Gideon Reifman	278,867	5.73%

Common Stock	(5) Bronia Fruhter	258,000	5.30%

All officers as a Group		3,000,000	61.60%

(1)	Yakov’s address is 3-6 Ha’hishtadrut st Kiryat Yam ,Israel

(2)	Yossi’s address is 3-21 Nftali Ben Ephraim st Dira 21 Rehovot, Israel

(3)	Yaron’s address is Hahagana 12 Givataim, Israel

(4)	Gideon’s address is Ha’tawas 11 Apt5 Kadima Zoran, Israel

(5)	Bronia’s address is Almagor 17/5 Tel Aviv, Israel

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

	Year Ended December 31, 2008	Year Ended December 31, 2009

Alan Weinberg CPA Audit Fees	$0	$7,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$0	$7,500	(1)

(1) Audit fees for year ended December 31, 2009 have not yet been billed to us yet.

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Articles of Incorporation of Registrant. (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
3.2	Bylaws of Registrant. (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
10.1
Subscription Agreement, dated November 2, 2007, by and between the Registrant and Yakov Terner (incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).

10.2
Subscription Agreement, dated November 2, 2007, by and between Registrant and Yossi Benitah (incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).

10.3	Form of Regulation S Subscription Agreement, (incorporated by reference to Exhibit 10.3 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAOSPA, INC.

	By:	/s/ Bruce Goldstein
	Name:	Bruce Goldstein
April 9, 2010	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce Goldstein	President, Chief Executive Officer	April 9, 2010
Bruce Goldstein	and Director
(Principal Executive Officer)

/s/ Maurizio Vecchione	Chairman of the Board	April 9, 2010
Maurizio Vecchione

/s/ Barry Hall	Chief Financial Officer and Director	April 9, 2010
Barry Hall	(Principal Financial Officer and
Principal Accounting Officer)