Form 10-K/A
period 2009-12-31
SeaOspa Inc
filed 2010-04-16
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

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

SEAOSPA, INC.

	By:	/s/ Bruce Goldstein
	Name:	Bruce Goldstein
April 16, 2010	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce Goldstein	President, Chief Executive Officer	April 16, 2010
Bruce Goldstein	and Director
(Principal Executive Officer)

/s/ Maurizio Vecchione	Chairman of the Board	April 16, 2010
Maurizio Vecchione

/s/ Barry Hall	Chief Financial Officer and Director	April 16, 2010
Barry Hall	(Principal Financial Officer and
Principal Accounting Officer)