Form 10-Q
period 2010-03-31
Thwapr, Inc.
filed 2010-05-17
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-53640

THWAPR, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1359430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

220 12th Avenue, 3rd Floor
New York, New York 10001
(Address of principal executive offices)

(212) 268-0220
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at May 14, 2010 was 157,286,262.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Balance Sheet as at March 31, 2010 (unaudited) and December 31, 2009 (audited)	2
	Statement of Operations for the three month periods ended March 31, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to March 31, 2010 (unaudited)	3
	Statement of Cash Flows for the three month periods ended March 31, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to March 31, 2010 (unaudited)	4
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to March 31, 2010 (unaudited)	5
	Notes to the Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	16
ITEM 4T.	CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 1A.	RISK FACTORS	18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	REMOVED AND RESERVED	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	27

SIGNATURES

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at March 31, 2010 (with comparative figures as at December 31, 2009) and the statement of operations for the three months ended March 31, 2010 and 2009 and for the period from March 14, 2007 (date of inception) to March 31, 2010, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to March 31, 2010, and the statement of cash flows for the three months ended March 31, 2010 and 2009 and for the period from March 14, 2007 (date of inception) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2009 and 2008, included in Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2010.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,623	$23,820
Prepaid Expenses	17,891	3,348

TOTAL CURRENT ASSETS	26,514	27,168

PROPERTY AND EQUIPMENT, NET	28,804	31,661

TOTAL ASSETS	$55,318	$58,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$205,003	$124,513
Due to stockholders	92,954	32,370
TOTAL CURRENT LIABILITIES	297,957	156,883

LONG-TERM LIABILITIES
Convertible note, less discount of $23,542 and $24,792 at March 31, 2010 and December 31, 2010, respectively	1,458	208
Derivative liability	26,800	26,800
TOTAL LONG-TERM LIABILITIES	28,258	27,008

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:

Common stock, $.0003 par value; 300,000,000 shares
authorized; 157,286,262 shares issued and outstanding at March 31, 2010
(2009 shares include 15,729,212 preferred
shares and 711,200 common shares of Thwapr Delaware)	47,186	1,644
Additional paid-in capital	4,399,256	3,694,190
Deficit accumulated during the development stage	(4,717,339)	(3,820,896)

TOTAL STOCKHOLDERS' DEFICIT	(270,897)	(125,062)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,318	$58,829

See report of independent registered public accounting firm and notes to financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD
FROM MARCH 14, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

			March 14, 2007
	For the Three Month Ended		(Date of Inception)
	March 31,		through
	2010	2009	March 31, 2010

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:
Product Development	306,756	50,034	1,444,947
General and Administrative Expenses	588,437	251,061	3,267,951

TOTAL OPERATING EXPENSES	895,193	301,095	4,712,898

LOSS FROM OPERATIONS	(895,193)	(301,095)	(4,712,898)

OTHER INCOME (EXPENSES)
Interest income	-	-	105
Interest expense	(1,250)	-	(4,546)
TOTAL OTHER INCOME (EXPENSES)	(1,250)	-	(4,441)

NET LOSS	$(896,443)	$(301,095)	$(4,717,339)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average shares	142,797,916	133,255,837

See report of independent registered public accounting firm and notes to financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

			March 14, 2007
	For the Three Month Ended		(Date of Inception)
	March 31,		through
	2010	2009	March 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(896,443)	$(301,095)	$(4,717,339)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	255,108	70,000	867,406
Amortization of note discount	1,250		1,496
Depreciation expense	2,857	149	8,171
(Increase) decrease in:
Deposits	-	(5,000)	-
Prepaid expense	(14,543)	-	(17,891)
Increase (decrease) in:
Accounts payable and accrued expenses	80,490	(56,357)	206,766
Due to stockholders	60,584	(49,747)	92,954
NET CASH USED IN OPERATING ACTIVITIES	(510,697)	(342,050)	(3,558,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7,465)	(36,976)
NET CASH USED IN INVESTING ACTIVITIES	-	(7,465)	(36,976)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	495,500	705,000	3,579,036
Proceeds from convertible notes payable, net	-	-	25,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES	495,500	705,000	3,604,036

NET INCREASE (DECREASE)
IN CASH	(15,197)	355,485	8,623

CASH AT BEGINNING OF THE PERIOD	23,820	356	-

CASH AT END OF PERIOD	$8,623	$355,841	$8,623

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$174	$-	$2,660

See report of independent registered public accounting firm and notes to financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)
THROUGH MARCH 31, 2010

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	4,285,712	429	(429)	-	-
Issuance of stock for cash ($.07 per share)	-	-	10,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	14,285,712	1,429	770,247	(454,014)	317,662
Issuance for cash, ($1.00 per share)	-	-	450,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	14,735,712	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($1.00 per share)	-	-	993,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(15,729,212)	(1,573)	-	-	-
Issuance for cash ($1.25 per share)	-	-	711,200	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	711,200	71	3,694,190	(3,820,896)	(125,062)

Conversion of preferred stock to common	(15,729,212)	(1,573)	141,562,908	14,156	(12,583)	-	-
Issuance for cash ($1.25 per share)	-	-	402,400	40	495,460	-	495,500
Amortization of warrants	-	-	-	-	255,108	-	255,108
Net Loss	-	-	-	-		(896,443)	(896,443)
Shares added due to reverse merger			14,609,754	438	(438)
Effect of Merger on Par Value	-	-	-	32,481	(32,481)	-	-

BALANCE, MARCH 31, 2010	-	$-	157,286,262	$47,186	$4,399,256	$(4,717,339)	$(270,897)

See report of independent registered public accounting firm and notes to financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Thwapr, Inc. (“Thwapr” or the “Company”) is a Nevada Corporation whose purpose is to  is to develop systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, Thwapr expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. Thwapr plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors. Thwapr also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, Thwapr launched a public beta test of its service.  Thwapr expects to launch its service in 2010 but does not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using the service.   This service will be launched under the name of Thwapr, a trademark it owns.

The technology underlying Thwapr’s product is complex and as such, a significant amount of development expense has gone into the creation of the Thwapr service infrastructure.    To minimize start-up costs, Thwapr uses only consultants for its activities at this time and has no full-time employees and owns no real estate or personal property. For its development and other operations, Thwapr employs independent contractors on a part-time and full-time basis. Thwapr expects to convert most of these independent contractors to employees over time as funding becomes available.

Thwapr’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements.

Recent Events – Financial Statement Presentation

On March 29, 2010 the Company, then named Seaospa, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with Thwapr, Inc., a Delaware Corporation (“Thwapr Delaware”), to acquire all of the stock of Thwapr Delaware.   Thwapr Delaware was incorporated on March 14, 2007 under the name Mobile Video Development, Inc.

At the closing of the Exchange Agreement, the Company issued 142,676,508 shares of its common stock and warrants to acquire 12,181,363 shares of its common stock to the Thwapr Stockholders in exchange for 100% of the issued and outstanding capital stock of Thwapr (including 141,562,908 shares of common stock that represented preferred shares converted into common stock as part of the transaction).  Immediately prior to the Exchange Transaction, the Company had 14,609,754 shares of common stock issued and outstanding, subsequent to the Stock Split described below.  Immediately after the Exchange Transaction, the Company had 157,286,262 shares of common stock issued and outstanding, of which 141,562,908 cannot be sold or traded (i) until June 9, 2012, if Thwapr has 10,000,000 registered users on such date, or (ii) upon a change of control of Thwapr.  Additionally, of the warrants outstanding, 10,950,003 shares of the underlying securities cannot be sold or traded (i) until June 9, 2012, if Thwapr has 10,000,000 registered users on such date, or (ii) upon a change of control of Thwapr.

As a condition to closing the Exchange Agreement and as more fully described, Mr. Yakov Terner resigned as President, Treasurer, and Director of the Company, and Mr. Yossi Benitah resigned as Secretary and Director of the Company.  Effective March 22, 2010, Messrs. Bruce Goldstein, Maurizio Vecchione, and Barry Hall, the current directors of Thwapr Delaware, were appointed to the Company’s board of directors.  At the closing of the Exchange Transaction, Mr. Goldstein was appointed President and Chief Executive Officer, Maurizio Vecchione was appointed as Chairman of the Board, and Mr. Hall was appointed Chief Financial Officer, Treasurer, and Secretary.  Other key members of the management team include Mr. Eric Hoffert as Integrated Chief Technology Officer, Mr. Duncan Kennedy as Chief Operating Officer, and Mr. Leigh Newsome as Vice President of User Experience, each of whom were appointed as of the Closing Date.

Although from a legal perspective, Seaospa acquired Thwapr Delaware, from an accounting perspective, the transaction is viewed as a recapitalization of Thwapr Delaware accompanied by an issuance of stock of Thwapr Delaware for the net assets of Seaospa.  This is because Seaospa did not have operations immediately prior to the merger, and following the merger, Thwapr Delaware is the operating company.  Thwapr Delaware’s officers and directors serve as the officers and directors of the new combined entity.  Additionally, Thwapr Delaware’s stockholders now own over 90% of the outstanding shares of Seaospa.

Given these circumstances, the transaction is accounted for as a capital transaction rather than as a business combination.  That is, the transaction is equivalent to the issuance of stock by Thwapr Delaware for the net assets of Seaospa, accompanied by a recapitalization.  The financial statements include the accounts of Thwapr, Inc and Thwapr Delaware, its wholly owned subsidiary.  Thwapr Delaware was merged into Thwapr, Inc. in April 2010.  All intercompany balances and transactions have been eliminated in consolidation.

Development Stage Activities

Since inception the Company has not conducted any revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through March 31, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”).  The Company is focusing its efforts in two areas during the development stage.  First, the Company is devoting substantial time and resources to software development related to the service it intends to provide.  Second, the Company will spend significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

Going Concern

The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management is seeking investors and believes the reverse merger into Seaospa will help raise capital, which will allow the Company to pursue the development of its software and business model.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Fair Value Measurements

The Company measures its financial assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date.  Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation.  Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment.  Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The fair value hierarchy is defined as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities,
•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date,
•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$8,623	$-	$-
Derivative liability	$-	$-	$26,800

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the three months ended March 31, 2010.

Level 3 Assets Derivative Liability
Balance as of December 31, 2009	26,800
Changes in Derivative Liability	-
Balance as of March 31, 2010	$26,800

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants at $26,800 with the following assumptions: expected life of 5 years; risk-free interest rate of 2.00%; dividend yield of 0%; and expected volatility of 200%.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the development and testing of video and picture sharing technology.  During the three months ended March 31, 2010 and 2009, Product development costs amounted to $306,756 and $50,034, respectively.  From March 14, 2007 (inception) through March 31, 2010, technology development costs amounted to $1,444,947.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740-10.  Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized.

Earnings (Loss) per Share

The Company utilizes FASB ASC 260.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  The weighted average number of shares outstanding used to calculate the basic and diluted loss per share gives retroactive effect of the conversion of preferred shares into common shares at a ratio of 9 to 1.

Recently Issued Accounting Pronouncements

Accounting Standards Update 2009-13 (ASU 2009-13) Revenue Recognition — Multiple Deliverable Revenue Arrangements was issued in October 2009 and updates Accounting Standards Codification (ASC) 605 — Revenue Recognition. ASU 2009-13 removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting; replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance; provides a hierarchy that entities must use to estimate the selling price; eliminates the use of the residual method for allocation; and expands the ongoing disclosure requirements. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, and can be applied prospectively or retrospectively. The Company is currently evaluating the effect, if any, that adopting ASU 2009-13 will have on its consolidated financial position and results of operations.

Accounting Standards Update 2009-14 (ASU 2009-14) Certain Revenue Arrangements That Include Software Elements was issued in October 2009 and updates ASC 985 — Software — Revenue Recognition. ASU 2009-14 clarifies which accounting guidance should be used to measure and allocate revenue for arrangements that contain both tangible products and software, where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010 and applies to arrangements entered into or materially modified on or after that date. The Company is currently evaluating the effect, if any, that adopting ASU 2009-14 will have on its consolidated financial position and results of operations.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2010	December 31, 2009
Computer equipment	$30,340	$30,340
Furniture and fixtures	6,636	6,636
	36,976	36,976
Accumulated depreciation	(8,172)	(5,315)
Property and equipment, net	$28,804	$31,661

Depreciation expense for the three months ended March 31, 2010 was $2,856.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company, have provided and provide general management services to the Company in the form of a Chairman, CEO, CFO, and In-house Counsel.   Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the three months ended March 31, 2010 and 2009 and the period from March 14, 2007 (date of inception) through March 31, 2010, the amounts paid to these stockholders totaled $120,000, $202,400 and $1,396,400, respectively.

5.	COMMITMENTS AND CONTINGENCIES

Cash Deposits

The Company maintains its cash at a financial institution.  The account is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  On October 3, 2008, the FDIC temporarily increased its coverage from $100,000 to $250,000 per depositor through December 31, 2013.  The Company’s cash account, at times, may exceed federally insured limits.

Development Contracts

The Company has a contract with one vendor to develop software and a corresponding user interface that will allow mobile phone users to send videos and pictures captured on their phone to other mobile phone users.  The contract can be terminated by the Company with 15-days written notice or by the vendor with 30-days written notice.

The Company has a consulting agreement with another vendor regarding the development of a mobile phone application prototype.  The contract can be terminated by the Company with a 2-week notice.  The completion of the project will cost approximately $115,000 of which $25,000 was accrued for by the Company as of March 31, 2010.

The Company has an agreement with another vendor who provides hosted video transcoding services and other related services and deliverables.  Either party may terminate the agreement with a 30-day notice.  Total fee for the services is a minimum of $42,000 for 12 months.  The Company incurred $10,000 of service fees as of during the three months ended March 31, 2010.

6.	INCOME TAXES

The Company has adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” codified in FASB ASC 740-10.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes" codified in FASB ASC 740-10, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities.  The Company is subject to examination for all years it has filed income tax returns.  The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.  The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes.  The Company’s review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

At March 31, 2010, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2027 to 2029.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire from through 2029.

At March 31, 2010 and December 31, 2009, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

At December 31, 2009, the Company files income tax returns with the Internal Revenue Services (“IRS”) and the state of California.  For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception.  Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

7.	CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of Convertible Notes bearing simple interest at 5%, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million.  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share.  As of March 31, 2010 and December 31, 2009 the Company had issued Convertible Notes aggregating $25,000, maturing in December 2014.

8.	STOCKHOLDERS’ EQUITY

Between January 27, 2009 and June 11, 2009, the Company sold an aggregate of 993,500 shares of common stock to the Company’s largest stockholder.  Each share was sold at a price of $1.00 per share.  These shares were converted to Series A preferred stock on July 29, 2009.

Between July 31, 2009 and December 16, 2009, the Company sold an aggregate of 711,200 shares of common stock in private placements with institutional and accredited investors.  Each share of common stock was priced at $1.25 per share, and as an added incentive, for every 10 shares purchased, a five-year warrant to purchase one share at a price per share of $1.25 was added.  In total, the Company issued to these investors 71,120 warrants along such terms described above.

During the three months ended March 31, 2010 the Company sold an aggregate of 402,400 shares of common stock with institutional and accredited investors.  Each share of common stock was priced at $1.25 per share, and as an added incentive, for every 10 shares purchased, a five-year warrant to purchase one share at a price per share of $1.25 was added.  In total, the Company issued to these investors 40,240 warrants along such terms described above.

Warrant Agreements

On March 1, 2009, the Company issued warrants to consultants to purchase 70,000 shares at $1.00 per share.

The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants at $70,000 with the following assumptions: average expected life of 10 years; average risk-free interest rate of 1.82%; dividend yield of 0%; and expected volatility of 200%.

On April 15, 2009 and May 11, 2009 the Company issued warrants to consultants, vendors and advisors to purchase a total of 1,170,000 at $1.00 per share.  Such warrants vest over a period of 18 months with one-third of the warrants vesting at the end of each six month period from the date of issuance.

The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants at $1,152,450 with the following assumptions: average expected life of 5-3/4 years; average risk-free interest rate of 2.93%; dividend yield of 0%; and expected volatility of 200%.

On November 2, 2009 all of the warrants described above were converted to warrants for Series A preferred shares described in Note 1.  The shares of Series A preferred stock shall automatically convert into shares of common stock at a ratio of 9 shares of common stock for each share of Series A preferred Stock upon the occurrence of either of the following events:

(a)	the three year anniversary of the Offering and the Company obtains at least 10,000,000 active registered users, or

(b)	change of control in the Company.

In preparation for a reverse merger into Seaospa, on February 19, 2010 the Company converted all of the warrants for Series A preferred shares into warrants for common stock with such stock underlying the warrants being restricted from sale until the prior conditions for conversion to common from preferred are met.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2009	1,287,787	$1.01
Granted	1,160,240	1.25
Effect of 9:1 conversion from preferred to common	9,733,336	1.00
Expired/cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2009	12,181,363	$1.03
Exercisable at December 31, 2009	4,181,361	$1.03

	Awards Outstanding			Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	10,950,003	9.0 years	$1.00	$1.00	3,440,001	9.0 years	$1.00
$1.25	1,231,360	4.7 years	$1.25	$1.25	111,360	4.6 years	$1.25

Warrants to purchase 630,000 share of stock at $1.00 per share included above have no maturity date.

Compensation expenses related to outstanding warrants at for the three month ended March 31, 2010 and 2009 were $255,108 and $70,000, respectively.

Preferred Shares

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. The Board of Directors of teh Company is authorized within any limitation prescribed by law and the Articles of Incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of preferred stock.

9.	SUBSEQUENT EVENTS

On April 8, 2010, April 15, 2010 and April 20, 2010, the Company issued three promissory notes for $20,000 each to a stockholder bearing interest at 7%.  The notes are due April 7, 2011, April 14, 2011, and April 20, 2011, respectively.

As of May 13, 2010, an additional 240,000 shares of common stock had been sold at a price of $1.25 per share with proceeds net of expenses of $300,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Thwapr, Inc. (“Thwapr,” the “Company,” “we,” “us,” or “our”) is a technology company that develops systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier.  Our technology and products enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks.  We have not generated any revenue to date.  However, we plan to derive revenues from banner and video advertising on our mobile and desktop websites and from mobile media messaging fees from brand sponsors and to sell premium services to users and brands via subscriptions and other fees.

Background and Corporate History

We were formed as Seaospa, Inc. in Nevada on December 2, 2007 for the purpose of being engaged in the marketing of skin care, hair care and body treatment products.  Seospa did not have operations prior to the share exchange agreement.

On March 29, 2010, we closed a voluntary share exchange transaction (the “Exchange Transaction”) with Thwapr, Inc., a Delaware corporation (“Thwapr DE”), pursuant to a Share Exchange Agreement  by and among us, certain of our significant stockholders, Thwapr DE and the stockholders of Thwapr DE (the “Thwapr DE Stockholders”), and we conducted a 3-for-1 forward stock split of all of our outstanding and authorized shares of common stock (the “Stock Split”). As a result of the Exchange Transaction, the Thwapr DE Stockholders acquired approximately 90% of our issued and outstanding common stock, Thwapr DE became our wholly-owned subsidiary, and we acquired the business and operations of Thwapr DE.

At the closing of the Exchange Transaction, we issued 142,676,508 shares of our common stock and warrants to acquire 12,181,363 shares of our common stock to the Thwapr DE Stockholders in exchange for 100% of the issued and outstanding capital stock of Thwapr DE. Immediately prior to the Exchange Transaction, we had 14,609,754 shares of common stock issued and outstanding, subsequent to the Stock Split. Immediately after the Exchange Transaction, we had 157,286,262 shares of common stock issued and outstanding, of which 141,562,908 cannot be sold or traded (i) until June 9, 2012, if we have 10,000,000 registered users on such date, or (ii) upon a change of control. Additionally, of the warrants outstanding, 10,950,003 shares of the underlying securities cannot be sold or traded (i) until June 9, 2012, if we have 10,000,000 registered users on such date, or (ii) upon a change of control.

On April 21, 2010, we changed our name to “Thwapr, Inc.” from “Seaospa, Inc.” by  amending our Articles of Incorporation and merging our wholly-owned subsidiary, Thwapr DE into us, with us surviving.

We recently launched our service but we do not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using our service.  For the remainder of 2010, we expect to continue to enhance our service offering with an emphasis on allowing brands and content providers to use Thwapr to promulgate rich media to their customers.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our significant accounting policies is set forth in the notes to our audited consolidated financial statements for the year ended December 31, 2009, included in our Current Report on Form 8-K/A, as filed with the SEC on April 23, 2010.  As of, and for the three months ended March 31, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Current Report on Form 8-K/A filed on April 23, 2010.

Comparison of Three Month Periods Ended March 31, 2010 and March 31, 2009

The following table sets forth the results of our operations for the periods indicated:

	Three months ended March 31,
	2010	2009
Sales	$—	$—
Gross profit	—	—
Operating expenses:
Product Development	306,756	50,034
General and Administrative	588,437	301,095
Loss from operations	(896,443)	(351,129)
Net loss	$(896,443)	$(351,129)

Sales and Gross Profit

Sales for the three months ended March 31, 2010 and 2009 were $0 and $0, respectively.  There were no sales or gross profits for either of the three month periods because we are still in the process of designing and developing our services and have not conducted any revenue producing business operations.

Product Development Expenses

Product Development Expenses for the three months ended March 31, 2010 increased by 513.1% from $50,034 for the same period in 2009 to $306,755 in 2010.  The increase was mainly due to an increase in fees paid to independent contractors.  Also included in the increase were testing supplies, hosting expenses and other outside services.

General and Administrative Expense

General and Administrative Expenses for the three months ended March 31, 2010 increased by 134.4% from $251,061 for the same period in 2009 to $588,437 in 2010.  The primary reasons for the increase were an increase in professional fees for legal and accounting services and non-cash compensation expense related to the issuance of warrants to independent contractors.  Also contributing to the increase were payments to independent contractors, rent expense, office expense, public relations expense and travel expense.  This increase was partially offset by a decrease in payments to senior management.

Taxes for the three months ended March 31, 2010 and 2009 amounted to $0 and $0, respectively.

Loss from Operations

We had a loss from operations of $895,193 for the three months ended March 31, 2010, compared to an operating loss of $351,129 for the three months ended March 31, 2009.  Included in the loss was interest expense of $1,250 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Net Loss

Net loss for the three months ended March 31, 2010 was $896,443, an increase of $545,314, or 155.3% from $351,129 for the same period in 2009.  This increase in net loss was attributable to the increases in the operating expenses described above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $8,623 and current liabilities of $297,919.  Our cash needs are primarily for working capital to support our operations and develop our technology, products and services. We presently finance our operations through the private placement of equity and debt securities. We have significant capital needs in the next 12 months in order to launch our products and services, grow our customer base, increase revenue and expand our operations.  We believe that our existing capital resources is sufficient to meet our current obligations and operating requirements, but will not be sufficient to meet our more aggressive growth plans and that we will need to raise additional capital in the next 12 months. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the three months ended March 31, 2010 was $510,697 compared with net cash used in operating activities of $342,050 for the same period in 2009. Net cash used in operating activities for the three months ended March 31, 2010 was mainly due to net loss of $896,443, partially offset by non-cash items not affecting cash flows of $259,253, and a $141,037 increase in liabilities.  Net cash used in operating activities for the same period in 2009 was mainly due to a net loss of $301,095 and a decrease of liabilities of $106,104.  This was partially offset by non-cash items of $70,149.

Net cash used in investing activities was $0 for the three months ended March 31, 2010, compared with $7,465 used in investing activities for the same period in 2009.  Cash was used in investing activities in 2010 to purchase property and equipment.

Net cash provided by financing activities was $495,500 for the three months ended March 31, 2010, compared with $705,000 net cash provided by financing activities for the same period in 2009.  Cash provided by financing activities during the three months ended March 31, 2010 and 2009 resulted from the proceeds from sales of our common stock.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash, accounts payable, accrued expenses, debt and derivative liability. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

We did not experience any material changes in interest rate exposures during 2009 and 2010, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at March 31, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of March 31, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term. These material weaknesses include the following:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
iii)
We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

iv)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting.  Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term.

Changes in Internal Control Over Financial Reporting

We entered into a material restructuring through a reverse acquisition transaction on March 29, 2010 and as a result, our entire management team was replaced by a new management team.  As a result, we faced challenges in our internal control over financial reporting as indicated in the preceding paragraphs.  These have resulted in additional material weaknesses in our internal controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-Q and our other filings with the Securities and Exchange Commission before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-Q that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are a development stage company with a limited operating history on which to evaluate our business or base an investment decision.

Our business prospects are difficult to predict because of our limited operating history, early stage of development, unproven business strategy and unproven product. We are a development stage company that has yet to generate any revenue. Since our inception on March 14, 2007, it has been our business plan to design, develop, manufacture and distribute our Thwapr service. Thwapr has only been introduced in selected test markets and there is no guarantee that our product will be able to generate any significant revenues.  As a development stage company, we face numerous risks and uncertainties in the competitive markets.  In particular, we have not proven that we can:

•	develop our product offering in a manner that enables us to be profitable and meet our customers’ requirements;

•	develop and maintain relationships with key customers and strategic partners that will be necessary to optimize the market value of our products and services;

•	raise sufficient capital in the public and/or private markets; or

•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We have no revenues and have incurred and expect to continue to incur substantial losses.

Since inception through March 31, 2010, we have not generated any revenues and approximately $3,579,036 has been invested in the Company to date.  We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended December 31, 2009, our net loss was $2,475,330 and as of March 31, 2010 our accumulated deficit, excluding non-cash charges, was $3,849,933.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  It is uncertain when or if we will generate revenues from product sales or the licensing of our technology.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity,  we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2009.

We are in the early stages of product development and, if we are unable to successfully develop our products and services, we will not be able to implement our business strategy.

We are a development stage company and are in the early stages of developing our products and services and we have not yet successfully completed the development of any products or services.  We may be unable to complete the development of our products or services or, if developed, update our products and services to address changing industry conditions and our competition.  Furthermore, no assurance can be given that our products or services, even if successfully developed, will generate sufficient revenues to enable us to be profitable.  If we do not successfully develop our products and services, our ability to implement our business strategy and our results of operations and financial condition will be materially adversely affected.

If we are unable to establish sales and marketing capabilities we may not be able to generate sales and product revenue.

We do not currently have an organization for the sales, marketing and distribution of our services.  Our strategy is to enter into agreements or other arrangements with carriers to market our products and services.  We need to develop and maintain strategic relationships with these entities in order for them to market our products and services to their end users.  We expect to face severe competition in this effort to establish strategic relationships from other companies vying for the same type of relationships with carriers.  Some of these competitors may have a competitive advantage over us in obtaining agreements with carriers due to their size, reputation, relative financial stability or longer operating history.  If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity and debt financings.  We expect to require substantial additional capital in the near future to develop and market new products, services and technologies.  We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all.  Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term.  If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we borrow money to expand our business, the likelihood that investors may lose some or all of their investment may increase.

We anticipate that we may incur debt for financing our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  If we receive debt financing, it will have priority in any liquidation over the claims of holders of our stockholders, which could increase the risk of loss of your investment in our common stock.  In addition, our payment obligations with respect to any indebtedness could divert funds away from operations, marketing and product development efforts.

Our products and services are based on new and unproved technologies and are subject to the risks of failure inherent in the development of new products and services.

Because our products and services are and will be based on new technologies, they are subject to risks of failure that are particular to new technologies, including the possibility that:

•	our new approaches will not result in any products or services that gain market acceptance;

•	our products and services may unfavorably interact with other types of commonly used applications and services, thus restricting the circumstances in which they may be used;

•	proprietary rights of third parties may preclude us from marketing a new product or service; or

•	third parties may market superior or more cost-effective products or services.

As a result, our activities may not result in any commercially viable products or services, which would harm our sales, revenue and financial condition.

We face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who will compete directly with our planned products and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry.

The market for our products and services is characterized by rapid change and technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards.  Products using new technologies or emerging industry standards could make our products and services less attractive.  Furthermore, our competitors may have access to technology and strategic relationships not available to us, which may enable them to produce products of greater interest to consumers or at a more competitive cost.  In addition, our competitors may have greater financial resources, greater experience in critical areas such as development, testing, marketing and sales, and proprietary rights that prevent us from developing certain technology without compensating them.  Failure to respond in a timely and cost-effective way to technological developments in our markets may result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market product and service offerings that respond in a timely manner to the technological advances available to our customers, evolving industry standards and changing preferences.

If our services developed for mobile devices do not gain widespread adoption by the devices’ users, we will not generate sales or substantial revenue and our financial condition will be adversely affected.

The commercial success of our future products and services will be dependent on their acceptance by potential customers.  Our services are developed for mobile devices and may not be compelling to users due to a number of reasons, including, among others, competitors’ services, service failures, or our inability to adequately market our services.  If we are unable to attract mobile device users to our services, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services, which could have a material adverse impact on our financial condition and operating results.

Our  services may experience quality problems from time to time that can result in decreased sales and operating margin.

We expect to provide a highly complex service that may contain defects in design and manufacture that may not enable our service to operate on all devices for which they are intended.  There can be no assurance we will be able to detect and fix all defects in the products or services we provide. Failure to do so could result in lost revenue, harm to our reputation, and other expenses, and could have a material adverse impact on our financial condition and operating results.

Major network failures could have an adverse effect on our business.

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

If we experience significant service interruptions, which could require significant resources to resolve, it could result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business and our results of operations.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in mobile communication devise users, thereby reducing potential users of our services.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We expect to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights.  We have filed for certain patents on our core technology, however, to date no patents have been issued and there is no certainty that we will ever be issued patents protecting our intellectual property.  The efforts we have taken and expect to take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available.  There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings.  In addition, the possibility of extensive delays in the patent issuance process could effectively reduce the term during which a marketed product is protected by patents.

We may also need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

A dispute concerning the infringement or misappropriation of our intellectual property or proprietary rights or the intellectual property or  proprietary rights of others could be time consuming and costly and an unfavorable outcome could harm our business.

There is significant litigation in the telecommunications technology field regarding patents and other intellectual property rights. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Adverse changes in general economic or political conditions in any of the countries in which we do business or intend to launch our products could adversely affect our operating results.

If we grow our business to customers located in the United States as well as customers located outside of the United States as we intend, we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions. For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States and other countries continue to slow, the demand for our customer’s products could decline, which would then decrease demand for our products. Furthermore, if economic conditions in the countries into which our customers sell their products continue to deteriorate, some of our customers may decide to postpone or delay certain development programs, which would then delay their need to purchase our products. This could result in a reduction in sales of our service or in a reduction in the growth of our service revenues. Any of these events would likely harm investors view of our business, our results of operations and financial condition.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

Corporate insiders or their affiliates may be able to exercise significant control matters requiring a vote of our stockholders and their interests may differ from the interests of our other stockholders.

Upon the Closing of the Exchange Transaction, our directors and officers collectively own approximately 22% of our issued and outstanding common stock.  In addition, one stockholder owns approximately 65% of our issued and outstanding common stock.  As a result, these officers and directors and stockholder are able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors and stockholder by virtue of their control over a majority of our outstanding shares, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

We will incur significant increased costs as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur if we were a private company.  SEC rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations will increase our legal and financial costs and make some activities more time-consuming.

In addition, as described above, we will be required to maintain effective internal controls over financial reporting and disclosure controls and procedures pursuant to the Sarbanes-Oxley Act. Our testing, and the subsequent testing by our independent registered public accounting firm, may reveal deficiencies or material weaknesses in our internal controls over financial reporting.  Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management effort.  We currently do not have an internal audit group and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies or material weaknesses in our internal controls over financial reporting, the market price of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and, since we have not been subject to Sarbanes-Oxley regulations we may lack the financial controls and safeguards now required of public companies.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, for the fiscal year ending December 31, 2010, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  Our independent registered public accounting firm will also be required to issue a report on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting.  Our assessment will require us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

As  required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended,  (the “1934 Act”), as of the quarter ended March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer.  Based upon the results of that  evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2010, our disclosure  controls and procedures were not effective to provide reasonable assurance that the material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported  within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Our annual report for the year ended December 31, 2009 did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  However, we do not currently have the internal infrastructure necessary to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act.  We expect to incur additional expenses and expend management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. There can be no assurance that there are no significant deficiencies or material weaknesses in the quality of our financial controls.

Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported.  We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures and internal control over financial reporting as soon as reasonably practicable.  Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.  We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.

We are subject to SEC reporting requirements and we do not have significant SEC reporting experience.

We currently do not have a clear process, schedule, segregation of duties or review with respect to the SEC reporting process. In addition, we do not have significant experience with or knowledge about the Sarbanes-Oxley Act.  The Company is committed to remedying this deficiency and weakness and plans to implement certain remedial measures, including hiring a comptroller or other finance personnel with SEC reporting experience, providing additional training to our accounting personnel on the requirements of SEC reporting requirements to increase their familiarity with those standards, and reassessing our existing finance and accounting policies and procedures.

Risks Related to an Investment in Our Securities

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

While our common stock is not currently traded, if and when there is an active trading market, the market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•	receipt of substantial orders or order cancellations of products;

•	quality deficiencies in services or products;

•	international developments, such as technology mandates, political developments or changes in economic policies;

•	changes in recommendations of securities analysts;

•	shortfalls in our backlog, revenues or earnings in any given period relative to the levels expected by securities analysts or projected by us;

•	government regulations, including stock option accounting and tax regulations;

•	energy blackouts;

•	acts of terrorism and war;

•	widespread illness;

•	proprietary rights or product or patent litigation;

•	strategic transactions, such as acquisitions and divestitures; or

•	rumors or allegations regarding our financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  Due to the volatility of our common stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock”, such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

Our common stock is not currently publicly traded, and investors may be unable to sell at or near ask prices or at all if they need to sell or liquidate their shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  However, we do not rule out the possibility of applying for listing on the NYSE Amex (formerly known as American Stock Exchange), NASDAQ Capital Market or other markets.

Our common stock is not currently traded.  There is no assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained, which may result in you being unable to sell any shares of our common stock at or near ask prices or at all.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Following the closing of the Exchange Transaction, our principal shareholders, which includes our officers and directors, and their affiliated entities, own approximately 87% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

Our Articles of Incorporation authorize the issuance of preferred stock, which could have rights, preferences and privileges superior to those of our common stock.

Our Articles of Incorporation authorize the issuance of shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, we issued a total of 402,400 shares of common stock at a sales price of $1.25 per share, for net proceeds of $495,500. We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  We used the proceeds from these sales of common stock for general corporate purposes.

Subsequent to our fiscal quarter ended March 31, 2010, on April 28, 2010, we sold 160,000 shares of common stock at a sales price of $1.25 per share, for net proceeds of $200,000. On May 13, 2010, we sold 80,000 shares of common stock at a sales price of $1.25 per share, for net proceeds of $100,000. We issued these shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  We used the proceeds from these sales of common stock for general corporate purposes.  As of the date of this Quarterly Report on Form 10-Q, we have not issued these shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement, dated March 5, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 9, 2010).
3.1
Articles of Incorporation of the Registrant, dated November 2, 2007, including amendments (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2010).

3.1(a)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on April 21, 2010).
3.2	By-laws of the Registrant, dated November 2, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
10.4(a)
Addendum No. 1 to Exchange Offer Agreement, dated February 2010, by and among Thwapr, Inc. and the stockholders listed therein (incorporated by reference to Exhibit 10.4(a) of the Registrant’s Current Report on Form 8-K filed on April 2, 2010).

10.8	Form of Indemnification Agreement for the officers and directors of Seaospa, Inc.(incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on April 2, 2010).
10.9
Registration Rights Agreement, dated March 29, 2010, by and among Seaospa, Inc. and the stockholders listed therein (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on April 2, 2010).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THWAPR, INC.

Date: May 17, 2010	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)