Form 10-Q
period 2010-06-30
Thwapr, Inc.
filed 2010-08-16
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-53640
__________________________

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

The number of shares outstanding of the registrant’s common stock at August 16, 2010 was 16,579,665.

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Balance Sheets as at June 30, 2010 (unaudited) and December 31, 2009 (audited)	2
	Statements of Operations for the three and six month periods ended June 30, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to June 30, 2010 (unaudited)	3
	Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to June 30, 2010 (unaudited)	4
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to June 30, 2010 (unaudited)	5
	Notes to the Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	17
ITEM 4.	CONTROLS AND PROCEDURES	18

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18
ITEM 1A.	RISK FACTORS	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	REMOVED AND RESERVED	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	19

SIGNATURES		20

i

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at June 30, 2010 (with comparative figures as at December 31, 2009) and the statements of operations for the three and six months ended June 30, 2010 and 2009 and for the period from March 14, 2007 (date of inception) to June 30, 2010, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to June 30, 2010, and the statements of cash flows for the six months ended June 30, 2010 and 2009 and for the period from March 14, 2007 (date of inception) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2009 and 2008, included in Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2010.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,962	$23,820
Prepaid Expenses	26,111	3,348

TOTAL CURRENT ASSETS	71,073	27,168

PROPERTY AND EQUIPMENT, NET	34,050	31,661

TOTAL ASSETS	$105,123	$58,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$159,505	$124,513
Convertible notes due to stockholders	60,863	-
Due to stockholders	26,000	32,370
TOTAL CURRENT LIABILITIES	246,368	156,883

LONG-TERM LIABILITIES
Convertible note, less discount of $22,292 and $24,792 at June 30, 2010 and December 31, 2009, respectively	2,708	208
Derivative liability	95,700	26,800
TOTAL LONG-TERM LIABILITIES	98,408	27,008

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:

Common stock, $.0003 par value; 300,000,000 shares authorized; 157,764,573 shares issued and outstanding at June 30, 2010 (2009 shares include 15,729,212 preferred shares and 711,200 common shares of Thwapr Delaware)	47,329	1,644
Additional paid-in capital	7,056,335	3,694,190
Deficit accumulated during the development stage	(7,343,317)	(3,820,896)

TOTAL STOCKHOLDERS' DEFICIT	(239,653)	(125,062)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,123	$58,829

See report of independent registered public accounting firm and notes to the financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2010

					March 14, 2007
	For the Three Month Ended		For the Six Month Ended		(Date of Inception)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Product Development	1,047,010	151,574	1,353,693	201,608	2,457,240
General an Administrative Expenses	1,508,018	476,667	2,096,528	727,728	4,810,686
					-
TOTAL OPERATING EXPENSES	2,555,028	628,241	3,450,221	929,336	7,267,926
					-
LOSS FROM OPERATIONS	(2,555,028)	(628,241)	(3,450,221)	(929,336)	(7,267,926)
					-
OTHER INCOME (EXPENSES)
Interest Income	63	-	63	-	168
Change in Derivative Liability	(68,900)	-	(68,900)	-	(68,900)
Interest Expense	(2,113)	-	(3,363)	-	(6,659)
TOTAL OTHER INCOME (EXPENSE)	(70,950)	-	(72,200)	-	(75,391)

NET LOSS	$(2,625,978)	$(628,241)	$(3,522,421)	$(929,336)	$(7,343,317)

Basic and diluted (loss) per share	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares	157,286,262	138,001,308	150,129,441	137,442,233

See report of independent registered public accounting firm and notes to the financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2010

			March 14, 2007
	For the Six Month Ended		(Date of Inception)
	June 30,		through
	2010	2009	June 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,522,421)	$(929,336)	$(7,343,317)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	2,129,830	228,147	2,742,128
Amortization of note discount	2,500	-	2,708
Change in Derivative Liability	68,900	-	68,900
Depreciation Expense	5,843	1,291	11,158
(Increase) decrease in:
Deposits	-	900	-
Prepaid Expense	(22,764)	(5,000)	(26,111)
Increase (decrease) in:
Accounts payable and accrued expenses	35,855	(23,604)	162,168
Accounts payable to shareholders	(6,370)	(46,620)	26,000

NET CASH USED IN OPERATING ACTIVITIES	(1,308,627)	(774,222)	(4,356,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,232)	(18,502)	(45,208)
NET CASH USED IN INVESTING ACTIVITIES	(8,232)	(18,502)	(45,208)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	60,000	-	85,000
Proceeds from sale of common stock, net	1,278,001	993,500	4,361,536

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,338,001	993,500	4,446,536

NET INCREASE (DECREASE) IN CASH	21,142	200,776	44,962

CASH AT BEGINNING OF THE PERIOD	23,820	356	-

CASH AT END OF PERIOD	$44,962	$201,132	$44,962

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$936	$2,468

See report of independent registered public accounting firm and notes to the financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)
THROUGH JUNE 30, 2010
(Unaudited)

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	4,285,712	429	(429)	-	-
Issuance of stock for cash ($.07 per share)	-	-	10,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	14,285,712	1,429	770,247	(454,014)	317,662
Issuance for cash, ($1.00 per share)	-	-	450,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	14,735,712	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($1.00 per share)	-	-	993,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(15,729,212)	(1,573)	-	-	-
Issuance for cash ($1.25 per share)	-	-	711,200	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	711,200	71	3,694,190	(3,820,896)	(125,062)

Conversion of preferred stock to common	(15,729,212)	(1,573)	141,562,908	14,156	(12,583)	-	-
Issuance for cash ($1.25 per share)	-	-	402,400	40	495,460	-	495,500
Amortization of warrants	-	-	-	-	255,108	-	255,108
Net Loss	-	-	-	-		(896,443)	(896,443)
Shares added due to reverse merger	-	-	14,609,754	438	(438)	-	-
Effect of Merger on Par Value	-	-	-	32,481	(32,481)	-	-

BALANCE, MARCH 31, 2010	-	-	157,286,262	47,186	4,399,256	(4,717,339)	(270,897)

Issuance for cash ($1.25 per share)	-	-	250,000	75	312,425	-	312,500
Issuance for cash ($2.19 per share)	-	-	228,311	68	469,932	-	470,000
Amortization of warrants	-	-	-	-	1,874,722	-	1,874,722
Net Loss	-	-	-	-	-	(2,625,978)	(2,625,978)

BALANCE, JUNE 30, 2010	-	$-	157,764,573	$47,329	$7,056,335	$(7,343,317)	$(239,653)

See report of independent registered accounting firm and notes to the financial statements.

1.           ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Thwapr, Inc. (“Thwapr” or the “Company”) is a Nevada Corporation whose has developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, Thwapr expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. Thwapr plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors. Thwapr also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, Thwapr launched a public beta test of its service.  Thwapr expects to launch its service in 2010 but does not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using the service.   This service will be launched under the name of Thwapr, a trademark it owns.

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

At the closing of the Exchange Agreement, the Company issued 142,676,508 shares of its common stock and warrants to acquire 12,181,363 shares of its common stock to the Thwapr Stockholders in exchange for 100% of the issued and outstanding capital stock of Thwapr.  Immediately prior to the Exchange Transaction, the Company had 14,609,754 shares of common stock issued and outstanding, subsequent to the Stock Split described below.  Immediately after the Exchange Transaction, the Company had 157,286,262 shares of common stock issued and outstanding, of which 141,562,908 cannot be sold or traded (i) until June 9, 2012, if Thwapr has 10,000,000 registered users on such date, or (ii) upon a change of control of Thwapr.  Additionally, of the warrants outstanding, 10,950,003 shares of the underlying securities cannot be sold or traded (i) until June 9, 2012, if Thwapr has 10,000,000 registered users on such date, or (ii) upon a change of control of Thwapr.

As a condition to closing the Exchange Agreement and as more fully described, Mr. Yakov Terner resigned as President, Treasurer, and Director of the Company, and Mr. Yossi Benitah resigned as Secretary and Director of the Company.  Effective March 22, 2010, Messrs. Bruce Goldstein, Maurizio Vecchione, and Barry Hall, the current directors of Thwapr, were appointed to the Company’s board of directors.  At the closing of the Exchange Transaction, Mr. Goldstein was appointed President and Chief Executive Officer, Maurizio Vecchione was appointed as Chairman of the Board, and Mr. Hall was appointed Chief Financial Officer, Treasurer, and Secretary.  Other key members of the management team include Mr. Eric Hoffert as Integrated Chief Technology Officer, Mr. Duncan Kennedy as Chief Operating Officer, and Mr. Leigh Newsome as Vice President of User Experience, each of whom were appointed as of the Closing Date.  Subsequently, both Mr. Vecchione and Mr. Kennedy resigned from their positions.

Development Stage Activities

Since inception the Company has not conducted any revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through June 30, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”).  The Company is focusing its efforts in two areas during the development stage.  First, the Company is devoting substantial time and resources to software development related to the service it intends to provide.  Second, the Company will spend significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

Capital Structure

In July 2009, the Company amended and restated its Certificate of Incorporation to change its name to Thwapr, Inc., and to increase its authorized number of shares to 200,000,000 of which 180,000,000 shares shall be common stock and 20,000,000 shares shall be preferred stock.  Concurrently, the Company entered into an Exchange Offer Agreement (“Offering”) with all the stockholders of the Company.  Pursuant to the Offering, stockholders at that time exchanged all of their respective shares of common stock of the Company for shares of Series A preferred stock of the Company at a ratio of 1 share of Series A preferred stock for each share of common stock.

The shares of Series A preferred Stock would automatically convert into shares of Common Stock at a ratio of 9 shares of Common Stock for each share of Series A preferred stock upon the occurrence of either of the following events:
(a)	the three year anniversary of the Offering and the Company obtains at least 10,000,000 active registered users, or

(b)	change of control in the Company.

The Series A preferred stockholders exercise voting rights on an as-converted basis.

Subsequently, the Company began an offering to sell 2,500,000 shares of common stock at an offering price of $4.00 per share for an aggregate offering amount of $10,000,000. In November 2009, the Company retroactively re-priced the stock offering to $1.25 per share and, as a result, issued additional shares to investors who had previously purchased Common Stock so that the number of shares they hold is equal to the amount of money invested divided by $1.25, with partial shares rounded up.  The effect of this re-pricing was an increase to the number of shares of common stock sold from 168,500 to 539,200 at the time of the re-pricing.  In addition, for every ten shares of common stock purchased the stockholder received one warrant convertible into one share of common stock for five years at a price of $1.25 per share.  The weighted average number of common shares outstanding used to compute the loss per share reflects the effect of the re-pricing.

On July 20, 2010, the Company entered into another Exchange Offer Agreement with all the Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Convertible Preferred Stock in exchange for 141,184,908 of common stock which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	change of control in the Company.

Going Concern

The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management is seeking investors and believes the reverse merger into the Public Shell  will help raise capital, which will allow the Company to pursue the development of its software and business model.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$44,692	$-	$-
Derivative liability	$-	$-	$95,700

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the six months ended June 30, 2010.

Level 3 Assets
Derivative Liability
Balance as of December 31, 2009	$26,800
Changes in value of Derivative Liability	68,900
Balance as of June 30, 2010	$95,700

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants at $95,700 with the following assumptions: expected life of 4.5 years; risk-free interest rate of 2.00%; dividend yield of 0%; and expected volatility of 200%.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the development and testing of video and picture sharing technology.  During the three months ended June 30, 2010 and 2009, product development costs amounted to $1,047,010 and $151,574, respectively.  During the six months ended June 30, 2010 and 2009 product development costs were $1,353,693 and $201,608, respectively.  From March 14, 2007 (inception) through June 30, 2010, product development costs amounted to $2,457,240.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2010	2009
Computer equipment	$35,511	$30,340
Furniture and fixtures	9,697	6,636
	45,208	36,976
Accumulated depreciation	(11,158)	(5,315)
Property and equipment, net	$34,050	$31,661

Depreciation expense for the three and six months ended June 30, 2010 was $2,987 and $5,843, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management services to the Company in the form of a Chairman, CEO, CFO, and In-house Counsel. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the three months ended June 30, 2010 and 2009 the amounts incurred to these stockholders were $105,000 and $141,000, respectively. During the six months ended June 30, 2010 and 2009 the amounts incurred to these stockholders were $225,000 and $343,400, respectively. For the period from March 14, 2007 (date of inception) through June 30, 2010, the amount incurred to these stockholders totaled $1,532,000.

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

Development Contracts

The Company has a contract with one vendor to develop software and a corresponding user interface that will allow mobile phone users to send videos and pictures captured on their phone to other mobile phone users.  The contract can be terminated by the Company with 15-days written notice or by the vendor with 30-days written notice. From time to time this contract is modified as the scope of work changes.

The Company has a consulting agreement with another vendor regarding the development of a mobile phone application prototype.  The contract can be terminated by the Company with a 2-week notice.  The completion of the project will cost approximately $20,000 of which $10,250 was accrued for by the Company as of June 30, 2010.

The Company has an agreement with another vendor who provides hosted video transcoding services and other related services and deliverables.  Either party may terminate the agreement with a 30-day notice.  Total fee for the services is a minimum of $42,000 for 12 months.  The Company incurred $ 10,000 and $22,000 of service fees during the three and six months periods ended June 30, 2010.

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

At June 30, 2010, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2027 to 2029.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire from through 2029.

At June 30, 2010 and December 31, 2009, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

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

7.	CONVERTIBLE NOTES DUE TO STOCKHOLDER

On April 8, April 15 and April 20, 2010, the Company issued three separate notes of $20,000 to a stockholder.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $1.25 per share.  The notes along with accrued interest are fully due and payable one year from the date of issue.

8.	CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of Convertible Notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million.  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share.  As of June 30, 2010 and December 31, 2009 the Company had issued Convertible Notes aggregating $25,000.

9.	STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2010 the Company sold an aggregate of 880,711 shares of common stock with institutional and accredited investors.  Of the common stock sold during the period, 402,400 shares were priced at $1.25 per share, and as an added incentive, for every 10 shares purchased, a five-year warrant to purchase one share at a price per share of $1.25 was added.  In total, the Company issued to these investors 40,240 warrants along such terms described above.  Of the additional 478,311 shares sold during the period 250,000 were sold at $1.25 per share and 228,311 were sold at $2.19 per share.

Re-pricing of Previously Sold Common Stock

In November 2009, the Company retroactively re-priced their stock offering to $1.25 per share from $4.00 per share and, as a result, issued additional shares to investors who had previously purchased common stock so that the number of shares they hold is equal to the amount of money invested divided by $1.25, with partial shares rounded up.  The effect of the re-pricing was an increase to the number of shares of common stock sold, from 168,500 shares to 539,200 shares.  Additionally, for every ten shares of common stock purchased each stockholder receives one warrant convertible into one share of common stock for five years at a price of $1.25 per share.

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

In preparation for a reverse merger into a public shell, on February 19, 2010 the Company converted all of the warrants for Series A preferred shares into warrants for common stock with such stock underlying the warrants being restricted from sale until the prior conditions for conversion to common from preferred are met.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2009	1,287,787	$1.01
Granted	3,867,240	1.25
Effect of 9:1 conversion from preferred to common	9,733,336	1.00
Expired/cancelled	-	-
Excercised	-	-
Outstanding at June 30, 2010	14,888,363	$1.07
Exercisable at June 30, 2010	7,769,696	$1.01

	Awards Outstanding			Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Reamining Contractual Life	Weighted Average Exercise Price
$1.00	10,950,003	9.0 years	$1.00	$1.00	7,545,003	9.0 years	$1.00
$1.25	3,938,360	4.8 years	$1.25	$1.25	224,693	4.5 years	$1.25

Warrants to purchase 630,000 share of stock at $1.00 per share have no maturity date.

Compensation expenses related to outstanding warrants at for the three month ended June 30, 2010 and 2009 were $1,874,722 and $158,147, respectively.   Compensation expense related to outstanding warrants for the six months ended June 30, 2010 and 2009 were $2,129,830 and $228,147, respectively.

10.	SUBSEQUENT EVENTS

On July 20, 2010, the Company entered into another Exchange Offer Agreement with all the Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Convertible Preferred Stock in exchange for 141,184,908 of common stock which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	change of control in the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background and Corporate History

We were formed as Seaospa, Inc. in Nevada on December 2, 2007 for the purpose of being engaged in the marketing of skin care, hair care and body treatment products.  Seaospa did not have operations prior to the share exchange agreement.

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

On July 20, 2010, we entered into an exchange offer agreement (the “Exchange Agreement”) with various holders of our common stock (the “Stockholders”), whereby the Stockholders agreed to exchange 141,184,908 shares of common stock at a ratio of one share of Series A Preferred Stock for three shares of common stock, for an aggregate of 47,061,636 shares of Series A Preferred Stock. Subject to certain exceptions as set forth in the Exchange Agreement, the sale or transfer of the shares of Series A Preferred Stock and the shares of common stock issuable upon conversion of the Series A Preferred Stock are prohibited until the earlier to occur of (x) July 20, 2012 or (y) the occurrence of a change in control.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our significant accounting policies is set forth in the notes to our audited consolidated financial statements for the year ended December 31, 2009, included in our Current Report on Form 8-K/A, as filed with the SEC on April 23, 2010.  As of, and for the three months ended June 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Current Report on Form 8-K/A filed on April 23, 2010.

Comparison of Three Month Periods Ended June 30, 2010 and June 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Three months ended June 30,
	2010	2009
Sales	$-	$-
Gross profit	-	-
Operating expenses:
Product Development	1,047,010	151,574
General and Administrative	1,508,018	476,667
Loss from operations	(2,555,028)	(628,241)
Net loss	$(2,625,978)	$(628,241)

Sales and Gross Profit

Sales for the three months ended June 30, 2010 and 2009 were $0 and $0, respectively.  There were no sales or gross profits for either of the three month periods because we are still in the process of designing and developing our services and have not conducted any revenue producing business operations.

Product Development Expenses

Product Development Expenses for the three months ended June 30, 2010 increased by 590.8% from $151,574 for the same period in 2009 to $1,047,010 in 2010.  The increase was mainly due to non-cash compensation expenses related to warrants issued to independent contractors.  Additionally, there was an increase in fees paid to independent contractors.  Also included in the increase were testing supplies, hosting expenses and other outside services.

General and Administrative Expense

General and Administrative Expenses for the three months ended June 30, 2010 increased by 216.4% from $476,667 for the same period in 2009 to $1,508,018 in 2010.  The primary reasons for the increase were an increase in professional fees for legal and accounting services and non-cash compensation expense related to the issuance of warrants to independent contractors.  Also contributing to the increase were payments to independent contractors, rent expense, office expense, public relations expense and travel expense.  This increase was partially offset by a decrease in payments to senior management.

Taxes for the three months ended June 30, 2010 and 2009 amounted to $0 and $800, respectively.

Loss from Operations

We had a loss from operations of $2,555,028 for the three months ended June 30, 2010, compared to an operating loss of $628,241 for the three months ended June 30, 2009.

Net Loss

Net loss for the three months ended June 30, 2010 was $2,625,978, an increase of $1,997,737, or 318.0% from $628,241 for the same period in 2009.  This increase in net loss was primarily attributable to the increases in the operating expenses described above.  Also included in the loss for the three months ended June 30, 2010 was  a charge related to the change in derivative liability of  $68,900  and interest expense of  $2,113.  There was no charge related to the change in derivative liability nor interest expense for the three months ended June 30, 2009.

Comparison of Six Month Periods Ended June 30, 2010 and June 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Six months ended June 30,
	2010	2009
Sales	$-	$-
Gross profit	-	-
Operating expenses:
Product Development	1,353,693	201,608
General and Administrative	2,096,528	727,728
Loss from operations	(3,450,221)	(929,336)
Net loss	$(3,522,421)	$(929,336)

Sales and Gross Profit

Sales for the six months ended June 30, 2010 and 2009 were $0 and $0, respectively.  There were no sales or gross profits for either of the six month periods because we are still in the process of designing and developing our services and have not conducted any revenue producing business operations.

Product Development Expenses

Product Development Expenses for the six months ended June 30, 2010 increased by 571.4% from $201,608 for the same period in 2009 to $1,353,693 in 2010.  The increase was mainly due to non-cash compensation expenses related to warrants issued to independent contractors.  Additionally, there was an increase in fees paid to independent contractors.  Also included in the increase were testing supplies, hosting expenses and other outside services.

General and Administrative Expense

General and Administrative Expenses for the six months ended June 30, 2010 increased by 188.1% from $727,728  for the same period in 2009 to $2,096,528  in 2010.  The primary reasons for the increase were an increase in non-cash compensation expense related to the issuance of warrants to independent contractors and professional fees for legal and accounting services.  Also contributing to the increase were payments to independent contractors, rent expense, office expense, public relations expense and travel expense.  This increase was partially offset by a decrease in payments to senior management.

Taxes for the six months ended June 30, 2010 and 2009 amounted to $0 and $800, respectively.

Loss from Operations

We had a loss from operations of $3,450,221 for the six months ended June 30, 2010, compared to an operating loss of $929,336 for the six months ended June 30, 2009.

Net Loss

Net loss for the six months ended June 30, 2010 was $3,522,421, an increase of $2,593,085, or 279.0% from $929,336 for the same period in 2009.  This increase in net loss was primarily attributable to the increases in the operating expenses described above.  Also included in the loss for the three months ended June 30, 2010 was a charge related to the change in derivative liability of  $68,900  and interest expense of  $3,363.  There was no charge related to the change in derivative liability nor interest expense for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $44,962 and current liabilities of $246,368.  Our cash needs are primarily for working capital to support our operations and develop our technology, products and services. We presently finance our operations through the private placement of equity and debt securities. As of the date of this report we do not have significant capital needs in the next 12 months in order to launch our products and services, grow our customer base, increase revenue and expand our operations.    As we have in the past, we rely on obtaining ongoing investments to maintain our business.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the six months ended June 30, 2010 was $1,308,627 compared with net cash used in operating activities of $774,222 for the same period in 2009. Net cash used in operating activities for the six months ended June 30, 2010 was mainly due to net loss of $3,522,421, partially offset by non-cash items not affecting cash flows of $2,207,073.  Net cash used in operating activities for the same period in 2009 was mainly due to a net loss of $929,336 and a decrease of liabilities of $70,224.  This was partially offset by non-cash items of $229,438.

Net cash used in investing activities was $8,232 for the six months ended June 30, 2010, compared with $18,502 used in investing activities for the same period in 2009.  Cash was used in investing activities in 2010 to purchase property and equipment.

Net cash provided by financing activities was $1,338,001 for the six months ended June 30, 2010, compared with $993,500 net cash provided by financing activities for the same period in 2009.  Cash provided by financing activities during the six months ended June 30, 2010 resulted from proceeds from sales of our common stock and this issuance of convertible notes.  Cash provided by financing activities for the six months ended June 30, 2009 resulted from the proceeds from sales of our common stock.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

We did not experience any material changes in interest rate exposures during 2009 and 2010, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at June 30, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of June 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term. These material weaknesses include the following:

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

Changes in Internal Control Over Financial Reporting

We entered into a material restructuring through a reverse acquisition transaction on March 29, 2010 and as a result, our entire management team was replaced by a new management team.  As a result, we faced challenges in our internal control over financial reporting as indicated in the preceding paragraphs.  These have resulted in additional material weaknesses in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

During the three months ended June 30, 2010 the Company sold unregistered common stock on four different occasions.  On April 28, 2010 we sold 160,000 shares of common stock for $1.25 per share.  On May 17, 2010 we sold 80,000 shares of common stock for $1.25 per share.  On May 19, 2010 we sold 10,000 of common stock for $1.25 per share.  Finally, on May 28, 2010 we sold 228,311shares of common stock for $2.19 per share. In each instance the sales price reflected the fair market value of the stock on the date of sale. We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  We used the net proceeds of $782,500 from these sales of common stock for general corporate purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement, dated March 5, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 9, 2010).
2.2	Exchange Offer Agreement dated July 20, 2010 (incorporated by reference to Exhibit 2 of the Registrant’s Current Report on Form 8-K filed on July 21, 2010).
3.1
Articles of Incorporation of the Registrant, dated November 2, 2007, including amendments (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2010).

3.1(a)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on April 21, 2010).
3.1(b)	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 21, 2010).
3.2	By-laws of the Registrant, dated November 2, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THWAPR, INC.

Date: August 16, 2010	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)