Form 10-Q
period 2010-09-30
Thwapr, Inc.
filed 2010-11-15
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

95 Morton Street, Ground Floor
New York, New York 10014
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

The number of shares outstanding of the registrant’s common stock at November 15, 2010 was 16,883,265.

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
	Balance Sheets as at September 30, 2010 (unaudited) and December 31, 2009 (audited)	4
	Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to September 30, 2010 (unaudited)	5
	Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to September 30, 2010 (unaudited)	6
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to September 30, 2010 (unaudited)	7
	Notes to the Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	20
ITEM 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	REMOVED AND RESERVED	33
ITEM 5.	OTHER INFORMATION	33
ITEM 6.	EXHIBITS	34

SIGNATURES		34

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at September 30, 2010 (with comparative figures as at December 31, 2009) and the statements of operations for the three and nine months ended September 30, 2010 and 2009 and for the period from March 14, 2007 (date of inception) to September 30, 2010, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to September 30, 2010, and the statements of cash flows for the nine months ended September  30, 2010 and 2009 and for the period from March 14, 2007 (date of inception) to September 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2009 and 2008, included in Form 8-K/A filed with the Securities and Exchange Commission on April 23, 2010.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,050	$23,820
Prepaid Expenses	33,191	3,348

TOTAL CURRENT ASSETS	34,241	27,168

PROPERTY AND EQUIPMENT, NET	32,704	31,661

TOTAL ASSETS	$66,945	$58,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$351,792	$124,513
Convertible notes due to stockholders	61,913	-
Amount payable to stockholders	78,271	32,370
TOTAL CURRENT LIABILITIES	491,976	156,883

LONG-TERM LIABILITIES
Convertible note, less discount of $21,042 and $24,792 at September 30, 2010 and December 31, 2009, respectively	3,958	208
Derivative liability	53,504	26,800
TOTAL LONG-TERM LIABILITIES	57,462	27,008

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible Preferred, $.0001 par value; 50,000,000 shares authorized; 47,061,636 and -0- shares issued and outstanding	4,706	-

Common stock, $.0003 par value; 300,000,000 shares authorized; 16,698,265 shares issued and outstanding at September 30, 2010 (2009 shares include 15,729,212 preferred shares and 711,200 common shares of Thwapr Delaware)	5,010	1,644
Additional paid-in capital	15,444,433	3,694,190
Deficit accumulated during the development stage	(15,936,642)	(3,820,896)

TOTAL STOCKHOLDERS' DEFICIT	(482,493)	(125,062)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,945	$58,829

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010

					March 14, 2007
	For the Three Month Ended		For the Nine Month Ended		(Date of Inception)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

REVENUE	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
Product Development	5,842,676	216,107	7,196,369	417,715	8,299,916
General and Administrative Expenses	2,790,551	500,717	4,887,079	1,228,445	7,601,237
					-
TOTAL OPERATING EXPENSES	8,633,227	716,824	12,083,448	1,646,160	15,901,153
					-
LOSS FROM OPERATIONS	(8,633,227)	(716,824)	(12,083,448)	(1,646,160)	(15,901,153)
					-
OTHER INCOME (EXPENSES)
Interest Income	6	26	69	26	174
Change in Derivative Liability	42,196		(26,704)		(26,704)
Interest Expense	(2,300)	-	(5,663)	-	(8,959)
TOTAL OTHER INCOME (EXPENSE)	39,902	26	(32,298)	26	(35,489)

NET LOSS	$(8,593,325)	$(716,798)	$(12,115,746)	$(1,646,134)	$(15,936,642)

Basic and diluted (loss) per share	$(0.19)	$(0.01)	$(0.10)	$(0.01)

Weighted average shares	46,076,491	141,623,452	115,424,922	138,856,246

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010

			March 14, 2007
	For the Nine Month Ended		(Date of Inception)
	September 30,		through
	2010	2009	September 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(76,882,746)	$(1,646,134)	$(15,936,642)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	10,185,255	420,222	10,797,553
Amortization of note discount	3,750	-	3,958
Change in Derivative Liability	26,704	-	26,704
Depreciation Expense	9,354	2,924	14,669
(Increase) decrease in:
Deposits	(812)	900	(812)
Prepaid Expense	(29,030)	(1,003)	(32,378)
Increase (decrease) in:
Accounts payable and accrued expenses	229,191	(48,923)	355,504
Accounts payable to shareholders	45,901	10,701	78,271

NET CASH USED IN OPERATING ACTIVITIES	(66,412,433)	(1,261,313)	(4,693,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,397)	(22,227)	(47,373)
NET CASH USED IN INVESTING ACTIVITIES	(10,397)	(22,227)	(47,373)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	60,000	-	85,000
Proceeds from sale of common stock, net	1,573,060	1,298,060	4,656,596

NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,633,060	1,298,060	4,741,596

NET INCREASE (DECREASE)
IN CASH	(64,789,770)	14,520	1,050

CASH AT BEGINNING OF THE PERIOD	23,820	356	-

CASH AT END OF PERIOD	$(64,765,950)	$14,876	$1,050

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$936	$2,468

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)
THROUGH SEPTEMBER 30, 2010 (Proforma)

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	4,285,712	429	(429)	-	-
Issuance of stock for cash ($.07 per share)	-	-	10,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	14,285,712	1,429	770,247	(454,014)	317,662
Issuance for cash, ($1.00 per share)	-	-	450,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	14,735,712	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($1.00 per share)	-	-	993,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(15,729,212)	(1,573)	-	-	-
Issuance for cash ($1.25 per share)	-	-	711,200	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	711,200	71	3,694,190	(3,820,896)	(125,062)

Conversion of preferred stock to common	(15,729,212)	(1,573)	141,562,908	14,156	(12,583)	-	-
Issuance for cash ($1.25 per share)	-	-	402,400	40	495,460	-	495,500
Amortization of warrants	-	-	-	-	255,108	-	255,108
Net Loss	-	-	-	-		(896,443)	(896,443)
Shares added due to reverse merger			14,609,754	4,383	(4,383)		-
Effect of Merger on Par Value	-	-	-	28,536	(28,536)	-	-

BALANCE, MARCH 31, 2010	-	-	157,286,262	47,186	4,399,256	(4,717,339)	(270,897)

Issuance for cash ($1.25 per share)	-	-	250,000	75	312,425	-	312,500
Issuance for cash ($2.19 per share)	-	-	228,311	68	469,932	-	470,000
Amortization of warrants	-	-	-	-	1,874,722	-	1,874,722
Net Loss	-	-	-	-	-	(2,625,978)	(2,625,978)

BALANCE, JUNE 30, 2010	-	-	157,764,573	47,329	7,056,335	(7,343,317)	(239,653)

Conversion of common stock to preferred	47,061,636	4,706	(141,184,908)	(42,355)	37,649	-	-
Issuance for cash ($2.50 per share)	-		118,600	36	295,024	-	295,060
Amortization of warrants					4,930,426		4,930,426
Amortization of preferred stock issuance					3,124,999		3,124,999
Net Loss	-	-	-	-	-	(8,593,325)	(8,593,325)

BALANCE SEPTEMBER 30, 2010	47,061,636	$4,706	16,698,265	$5,010	$15,444,433	$(15,936,642)	$(482,493)

Notes to Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Thwapr, Inc. (“Thwapr” or the “Company”) is a Nevada corporation which has developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, Thwapr expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. Thwapr plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors. Thwapr also plans to sell premium services to users and brands via subscriptions and other fees.  In December 2009, Thwapr launched a public beta test of its service.  Thwapr expects to launch its service in late 2010 but does not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using the service.  This service will be launched under the name of Thwapr, a trademark it owns.

The technology underlying Thwapr’s product is complex and as such, a significant amount of development expense has gone into the creation of the Thwapr service infrastructure.  To minimize start-up costs, Thwapr uses only consultants for its activities at this time and has no full-time employees and owns no real estate. For its development and other operations, Thwapr employs independent contractors on a part-time and full-time basis. Thwapr expects to convert most of these independent contractors to employees over time as funding becomes available.

Thwapr’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements.

Recent Events

On March 29, 2010 the Company, then named Seaospa, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with Thwapr, Inc., a Delaware Corporation (“Thwapr Delaware”), to acquire all of the stock of Thwapr Delaware.   Thwapr Delaware was incorporated on March 14, 2007 under the name Mobile Video Development, Inc.  As a further condition to the closing of the Exchange Transaction, the Company undertook a recapitalization whereby each share of the Seaospa’s common stock was exchanged for three shares of the Company’s common stock, with the same rights, privileges, and obligations (the “Stock Split”).  Subsequent to the Stock Split, the authorized capital stock of Seaospa was 300,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

Development Stage Activities

Since inception the Company has not conducted any revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through September 30, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”).  The Company is focusing its efforts in two areas during the development stage. First, the Company is devoting substantial time and resources to software development related to the service it intends to provide.  Second, the Company will spend significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

Capital Structure

In July 2009, the Company amended and restated its Certificate of Incorporation to change its name to Thwapr, Inc., and to increase its authorized number of shares to 200,000,000 of which 180,000,000 shares were designated common stock and 20,000,000 shares were designated preferred stock.  Concurrently, the Company entered into an Exchange Offer Agreement (“Offering”) with all the stockholders of the Company.  Pursuant to the Offering, stockholders at that time exchanged all of their respective shares of common stock of the Company for shares of Series A preferred stock of the Company at a ratio of one share of Series A preferred stock for each share of common stock.

The shares of Series A preferred Stock would automatically convert into shares of Common Stock at a ratio of nine shares of Common Stock for each share of Series A preferred stock upon the occurrence of either of the following events:
(a)	the three year anniversary of the Offering if the Company has obtained at least 10,000,000 active registered users, or

(b)	a change of control in the Company.

In the event of any liquidation or dissolution of the Corporation, the Series A preferred stock, on a common stock equivalent basis, shall participate with the Common Stock with respect to any distributions of available funds and assets.  Additionally, the Series A preferred stock shall vote together with the Common Stock and not as a separate class. The Series A preferred stock shall initially vote only on a share for share basis with the Common Stock on any matter, including but not limited to the election of directors, until the Company has filed an amendment to its Articles of Incorporation with the Nevada Secretary of State amending the Articles of Incorporation to provide that the Board may designate the voting power of the preferred stock, if any, regardless of the equivalent voting ratio to Common Stock .

The Series A preferred stockholders exercise voting rights on an as-converted basis.

Subsequently, the Company began an offering to sell 2,500,000 shares of common stock at an offering price of $4.00 per share for an aggregate offering amount of $10,000,000. In November 2009, the Company retroactively re-priced the stock offering to $1.25 per share and, as a result, issued additional shares to investors who had previously purchased Common Stock so that the number of shares they received in connection with the offering was equal to the amount of money invested divided by $1.25, with partial shares rounded up.  The effect of this re-pricing was an increase to the number of shares of common stock sold from 168,500 to 539,200 at the time of the re-pricing.  In addition, for every ten shares of common stock purchased the stockholder received one warrant convertible into one share of common stock for five years at a price of $1.25 per share.  The weighted average number of common shares outstanding used to compute the loss per share reflects the effect of the re-pricing.

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

Going Concern

The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management is seeking investors which will allow the Company to pursue the development of its software and business model.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$1,050	$-	$-
Derivative liability	$-	$-	$53,504

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the nine months ended September 30, 2010.

Level 3 Assets
Derivative Liability
Balance as of December 31, 2009	$26,800
Changes in value of Derivative Liability	26,704
Balance as of September 30, 2010	$53,504

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants at $53,504 with the following assumptions: expected life of 4.25 years; risk-free interest rate of 2.00%; dividend yield of 0%; and expected volatility of 200%.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the development and testing of video and picture sharing technology.  During the three months ended September 30, 2010 and 2009, product development costs amounted to $5,842,676 and $216,107, respectively.  During the nine months ended September 30, 2010 and 2009 product development costs were $7,196,369 and $417,715, respectively.  From March 14, 2007 (inception) through September 30, 2010, product development costs amounted to $8,299,916

Income Taxes

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

Earnings (Loss) per Share

The Company utilizes FASB ASC 260.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. For purposes of this calculations Convertible Preferred Shares are considered as converted.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,	December 31,
	2010	2009
Computer equipment	$37,008	$30,340
Furniture and fixtures	9,697	6,636
Leasehold Improvements	668	-
	43,373	36,976
Accumulated depreciation	(14,669)	(5,315)
Property and equipment, net	$32,704	$31,661

Depreciation expense for the three and nine months ended September 30, 2010 was $3,510 and $9,354, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management services to the Company as Chairman, CEO, CFO, and In-house Counsel. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the three months ended September 30, 2010 and 2009 the amounts incurred to these stockholders were $105,000 and $151,200, respectively. During the nine months ended September 30, 2010 and 2009 the amounts incurred to these stockholders were $330,000 and $494,600, respectively. For the period from March 14, 2007 (date of inception) through September 30, 2010, the amount incurred to these stockholders totaled $1,637,000.  A balance of $77,000 remained unpaid at September 30, 2010.

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

The Company has a consulting agreement with another vendor regarding the development of a mobile phone application prototype.  The contract can be terminated by the Company with a 2-week notice.  The completion of the project will cost approximately $20,000 of which $10,250 was accrued for by the Company as of September 30, 2010.

The Company has an agreement with another vendor who provides hosted video transcoding services and other related services and deliverables.  Either party may terminate the agreement with a 30-day notice.  Total fee for the services is a minimum of $42,000 for 12 months.  The Company incurred $12,000 and $34,000 of service fees during the three and nine months periods ended September 30, 2010, respectively.

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

At September 30, 2010, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2027 to 2029.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire from through 2029.

At September 30, 2010 and December 31, 2009, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

At December 31, 2009, the Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California.  For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception.  Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

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

On November 2, 2009, the Board of Directors of the Company authorized the issuance of convertible notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million (the “Notes”).  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share.  As of September 30, 2010 and December 31, 2009 the Company had issued Notes aggregating $25,000.

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

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

During the nine months ended September 30, 2010 the Company sold an aggregate of 999,311 shares of common stock to institutional and accredited investors.  Of the common stock sold during the period, 402,400 shares were priced at $1.25 per share, and as an added incentive, for every 10 shares purchased, a five-year warrant to purchase one share at a price per share of $1.25 was added.  In total, the Company issued to these investors 40,240 warrants on such terms described above.  Of the additional 596,911 shares sold during the period 250,000 were sold at $1.25 per share, 228,311 were sold at $2.19 per share and 118,600 were sold at $2.50 per share.

Re-pricing of Previously Sold Common Stock

In November 2009, the Company retroactively re-priced its previous stock offering of 2,500,000 shares of common stock to $1.25 per share from $4.00 per share and, as a result, issued additional shares to investors who had previously purchased common stock so that the number of shares they received in connection with the offering was equal to the amount of money invested divided by $1.25, with partial shares rounded up.  The effect of the re-pricing was an increase to the number of shares of common stock sold, from 168,500 shares to 539,200 shares.  Additionally, for every ten shares of common stock purchased each stockholder received one warrant convertible into one share of common stock for five years at a price of $1.25 per share.

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

On November 2, 2009 all of the warrants described above were converted to warrants for Series A preferred shares described in Note 1.  The shares of Series A preferred stock shall automatically convert into shares of common stock at a ratio of nine shares of common stock for each share of Series A preferred Stock upon the occurrence of either of the following events:

(a)	the three year anniversary of the Offering if the Company has obtained at least 10,000,000 active registered users, or

(b)	a change of control in the Company.

In preparation for a reverse merger into a public shell, on February 19, 2010 the Company converted all of the warrants for Series A preferred shares into warrants for common stock with such stock underlying the warrants being restricted from sale until the prior conditions for conversion to common from preferred are met.

On September 27, 2010, the Company issued 1,666,666 shares of its convertible preferred stock to consultants to the Company in exchange for 1,047,916 of previously issued warrants to purchase the Company’s common stock at $1.25 per share.  The preferred shares were previously returned to the Company by the former Chairman of the Company on August 15, 2010.  One-fourth of the preferred shares vested to the consultants upon issuance.  The remaining three-quarters of the shares vest to the consultants quarterly over the next three quarters as long as the consultants remain associated with the Company.  For the three months ended September 30, 2010, compensation expense related to the issuance of these shares was $3,124,999.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Shares	Average Exercise Price
Outstanding at December 31, 2009	1,287,787	$1.01
Granted	3,867,240	1.25
Effect of 9:1 conversion from preferred to common	9,733,336	1.00
Expired/cancelled	2,802,083	1.16
Exercised	-	-
Outstanding at September 30, 2010	12,086,280	$1.04
Exercisable at September 30, 2010	10,501,281	$1.01

	Awards Outstanding			Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.00	9,961,670	8.5 years	$1.00	$1.00	9,961,670	8.5 years	$1.00
$1.25	2,124,610	4.6 years	$1.25	$1.25	539,611	4.4 years	$1.25

Warrants to purchase 630,000 share of stock at $1.00 per share have no maturity date.

Compensation expenses related to outstanding warrants at for the three month ended September 30, 2010 and 2009 were $4,930,426 and $192,075, respectively.   Compensation expense related to outstanding warrants for the nine months ended September 30, 2010 and 2009 were $7,060,256 and $420,222, respectively. The Company used The Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions: expected life of 4.5 8.75 years; risk free interest rate of 1.41% - 3.01%; dividend rate of 0%; and expected volitility of 200%.

10.	SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company sold 185,000 shares of its common stock for $2.50 with net proceeds from the sale of $436,400.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Thwapr, Inc. (“Thwapr,” the “Company,” “we,” “us,” or “our”) is a technology company that develops systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier.  Our technology and products enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks.  We have not generated any revenue to date.  However, we plan to derive revenues from banner and video advertising on our mobile and desktop websites, from mobile media messaging fees from brand sponsors and from selling premium services to users and brands via subscriptions and other fees.

Background and Corporate History

We were formed as Seaospa, Inc. in Nevada on December 2, 2007.  On March 29, 2010, we closed a voluntary share exchange transaction (the “Exchange Transaction”) with Thwapr, Inc., a Delaware corporation (“Thwapr DE”), pursuant to a Share Exchange Agreement  by and among us, certain of our significant stockholders, Thwapr DE and the stockholders of Thwapr DE (the “Thwapr DE Stockholders”), and we conducted a 3-for-1 forward stock split of all of our outstanding and authorized shares of common stock (the “Stock Split”). As a result of the Exchange Transaction, the Thwapr DE Stockholders acquired approximately 90% of our issued and outstanding common stock, Thwapr DE became our wholly-owned subsidiary, and we acquired the business and operations of Thwapr DE.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our significant accounting policies is set forth in the notes to our audited consolidated financial statements for the year ended December 31, 2009, included in our Current Report on Form 8-K/A, as filed with the SEC on April 23, 2010.  As of, and for the three months ended September 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 included in our Current Report on Form 8-K/A filed on April 23, 2010.

Comparison of Three Month Periods Ended September 30, 2010 and September 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Three months ended September 30,
	2010	2009
Sales	$-	$-
Gross profit	-	-
Operating expenses:
Product Development	5,842,676	216,107
General and Administrative	2,790,551	500,717
Loss from operations	(8,633,227)	(716,824)
Net loss	$(8,593,325)	$(716,798)

Sales and Gross Profit

Sales for the three months ended September 30, 2010 and 2009 were $0 and $0, respectively.  There were no sales or gross profits for either of the three month periods because we are still in the process of designing and developing our services and have not conducted any revenue producing business operations.

Product Development Expenses

Product Development Expenses for the three months ended September 30, 2010 increased by 2,603.6% from $216,107 for the same period in 2009 to $5,842,676 in 2010.  The increase was mainly due to non-cash compensation expenses related to warrants and convertible preferred stock issued to independent contractors as well as an increase in testing supplies.  Additionally, there was an increase in fees paid to independent contractors.  Also included in the increase were hosting expenses and other outside services.  This was partially offset by a decrease in testing supplies

General and Administrative Expense

General and Administrative Expenses for the three months ended September 30, 2010 increased by 457.3% from $500,717 for the same period in 2009 to $2,790,551 in 2010.  The primary reason for the increase was an increase in non-cash compensation related to the amortization of warrants and convertible preferred stock issued to contractors.  Also contributing to the increase were expenses related to professional fees, insurance and payments to outside contractors.  This increase was partially offset by a decrease in payments to senior management and a decrease in travel expenses.

Taxes for the three months ended September 30, 2010 and 2009 amounted to $0 and $800, respectively.

Loss from Operations

We had a loss from operations of $8,633,227 for the three months ended September 30, 2010, compared to an operating loss of $716,824 for the three months ended September 30, 2009.

Net Loss

Net loss for the three months ended September 30, 2010 was $8,593,325, an increase of $7,876,527, or 1,098.8% from $716,798 for the same period in 2009.  This increase in net loss was primarily attributable to the increases in the operating expenses described above.  Also included in the loss for the three months ended September 30, 2010 was a credit related to the change in derivative liability of $42,196 and interest expense of $2,300.  There was no credit related to the change in derivative liability nor interest expense for the three months ended September 30, 2009.

Comparison of Nine Month Periods Ended September 30, 2010 and September 30, 2009

The following table sets forth the results of our operations for the periods indicated:

	Nine months ended September 30,
	2010	2009
Sales	$-	$-
Gross profit	-	-
Operating expenses:
Product Development	7,196,369	417,715
General and Administrative	4,887,079	1,228,445
Loss from operations	(12,083,448)	(1,646,160)
Net loss	$(12,115,746)	$(1,646,134)

Sales and Gross Profit

Sales for the nine months ended September 30, 2010 and 2009 were $0 and $0, respectively.  There were no sales or gross profits for either of the nine month periods because we are still in the process of designing and developing our services and have not conducted any revenue producing business operations.

Product Development Expenses
Product Development Expenses for the nine months ended September 30, 2010 increased by 1,622% from $417,715 for the same period in 2009 to $7,196,369 in 2010.  The increase was mainly due to non-cash compensation expenses related to warrants issued to independent contractors.  Additionally, there was an increase in fees paid to independent contractors.  Also included in the increase were testing supplies, hosting expenses and other outside services.

General and Administrative Expense

General and Administrative Expenses for the nine months ended September 30, 2010 increased by 298.1% from $1,228,445  for the same period in 2009 to $4,887,079 in 2010.  The primary reasons for the increase were an increase in non-cash compensation expense related to the issuance of warrants to independent contractors and professional fees for legal and accounting services.  Also contributing to the increase were payments to independent contractors, rent expense, office expense, public relations expense, investor relations expense and expenses related to professional services.  This increase was partially offset by a decrease in payments to senior management and travel expense.

Taxes for the nine months ended September 30, 2010 and 2009 amounted to $0 and $936, respectively.

Loss from Operations

We had a loss from operations of $12,083,448 for the nine months ended September 30, 2010, compared to an operating loss of $1,646,160 for the nine months ended September 30, 2009.

Net Loss

Net loss for the nine months ended September 30, 2010 was $12,115,746, an increase of $10,469,612, or 636.0% from $1,646,134 for the same period in 2009.  This increase in net loss was primarily attributable to the increases in the operating expenses described above.  Also included in the loss for the three months ended September 30, 2010 was a charge related to the change in derivative liability of $26,704 and interest expense of $5,663.  There was no charge related to the change in derivative liability nor interest expense for the nine months ended September 30, 2009.

Period from inception, March 14, 2007 to September 30, 2010

We have an accumulated deficit during the development stage of $15,936,642.

As a development stage company, we currently have limited operations, principally focused on software development related to the service we intend to provide and testing that software against a variety of cell phone models, platforms and carriers.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1,050 and current liabilities of $491,976.  Our cash needs are primarily for working capital to support our operations and develop our technology, products and services. We presently finance our operations through the private placement of equity and debt securities. We will have significant capital needs in the next 12 months in connection with the launch of our products and services, growing our customer base, generating revenue and expanding our operations.  As we have in the past, we will rely on obtaining ongoing investments in order to execute our business plan.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the nine months ended September 30, 2010 was $1,645,433 compared with net cash used in operating activities of $1,261,313 for the same period in 2009.   Net cash used in operating activities for the nine months ended September 30, 2010 was mainly due to net loss of $12,115,746, partially offset by non-cash items not affecting cash flows of $10,185,255 and an increase in accounts payables and amounts payable to shareholders of $275,092.  Net cash used in operating activities for the same period in 2009 was mainly due to a net loss of $1,646,134 and a decrease of liabilities of $38,222.  This was partially offset by non-cash items of $420,222.

Net cash used in investing activities was $10,397 for the nine months ended September 30, 2010, compared with $22,227 used in investing activities for the same period in 2009.  Cash was used in investing activities in 2010 and to purchase property and equipment and leasehold improvements.

Net cash provided by financing activities was $1,633,060 for the nine months ended September 30, 2010, compared with $1,298,060 net cash provided by financing activities for the same period in 2009.  Cash provided by financing activities during the nine months ended September 30, 2010 resulted from proceeds from sales of our common stock and this issuance of convertible notes.  Cash provided by financing activities for the nine months ended September 30, 2009 resulted from the proceeds from sales of our common stock.

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

We did not experience any material changes in interest rate exposures during 2009 and 2010, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at September 30, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of September 30, 2010 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.  We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term. These material weaknesses include the following:

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
iii)
While not being legally obligated to have an audit committee or independent audit committee financial expert, we recently formed an audit committee comprised of independent board members, and an independent audit committee financial exper .  However, this committee has only overseen the reporting of our 2010 third quarter financial results.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Quarterly Report, including our financial statements and the related notes.

Much of the information included in this Quarterly Report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	Our ability to market our products successfully to subscribers;

•	Our ability to retain initial approvals and obtain final approvals to design products for major US carriers of our products;

•	The possibility of unforeseen capital expenditures and other upfront investments required to deploy our technologies or to implement our business initiatives;

•	Our ability to access markets and finance product development and operation;

•	Consumer acceptance of our price plans and bundled offerings, if any;

•	Additions or departures of key personnel;

•	Competition, including the introduction of new products or services by our competitors;

•	Existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	Our reliance on the systems and provisioning processes of third party vendors;

•	Technological innovations;

•	The outcome of legal and regulatory proceedings;

•	General economic and business conditions, both nationally and in the regions in which we operate; and

•	Other factors described in this document, including those described in more detail below.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

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

Since inception through September 30, 2010, we have not generated any revenues and approximately $5,092,000 has been invested in the Company to date.  We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended December 31, 2009, our net loss was $2,475,330 and as of September 30, 2010 our accumulated deficit, excluding non-cash charges, was $15,936,642.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  It is uncertain when or if we will generate revenues from product sales or the licensing of our technology.

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

Certain officers and directors and stockholder are able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors and stockholder by virtue of their control over a majority of our outstanding shares, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

We will incur significant increased costs as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we would not incur if we were a private company.  SEC rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel will devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations will increase our legal and financial costs and make some activities more time-consuming.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  For the fiscal year ending December 31, 2010, our independent registered public accounting firm will be required to issue a report on management’s assessment of our internal control over financial reporting and their evaluation of the operating effectiveness of our internal control over financial reporting. Our assessment requires us to make subjective judgments and our independent registered public accounting firm may not agree with our assessment.

We do not currently have the internal infrastructure necessary to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act.  We expect to incur additional expenses and expend management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. There can be no assurance that there are no significant deficiencies or material weaknesses in the quality of our financial controls.  As of September 30, 2010, our management the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  We have concluded that internal controls and procedures are not effective to detect the inappropriate application of U.S. GAAP rules.  Management realizes there are deficiencies in the design or operation of our internal controls.  Nevertheless, our management has determined that all matters to be disclosed in this report have been fully and accurately reported.  We are in the process of improving our processes and procedures to ensure full, accurate and timely disclosure in the current fiscal year, with the expectation of establishing effective disclosure controls and procedures and internal control over financial reporting as soon as reasonably practicable.  Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that, we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.  We will continue to consistently improve our internal control over the financial reporting with our best efforts and we plan to engage assistance from outside experts in doing so.

Risks Related to an Investment in Our Securities

Our stock may be categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock may be categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Our stock may be classified by the SEC as “penny stock”.  Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

Our principal shareholders, which includes our officers and directors, and their affiliated entities, own approximately 89% of our outstanding shares of common stock. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions.  In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all of our shareholders.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which 16,883,265 shares are issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders’ interests, which will negatively affect the value of your shares.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “THWI,” there is a limited public market for our common stock.  No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all.  Many brokerage firms may not be willing to effect transactions in the securities.  Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.  These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010 the Company sold unregistered common stock on three different occasions.  On August 26, 2010 we sold 40,000 shares of common stock for $2.50 per share.  On September 8, 2010 we sold 65,000 shares of common stock for $2.50 per share.  Finally, on September 17, 2010 we sold 13,600 shares of common stock for $2.50 per share. In each instance the sales price reflected the fair market value of the stock on the date of sale.  We used the net proceeds of $295,060 from these sales of common stock for general corporate purposes.

Subsequent to September 30, 2010, the Company sold 185,000 shares of its common stock for $2.50 with net proceeds from the sale of $436,400.  We used the net proceeds from this sale of common stock for general corporate purposes.

On September 27, 2010, the Company issued 1,666,666 shares of its convertible preferred stock to consultants to the Company in exchange for 1,047,916 of previously issued warrants to purchase the Company’s common stock at $1.25 per share.  One-fourth of the preferred shares vested to the consultants upon issuance.  The remaining three-quarters of the shares vest to the consultants quarterly over the next three quarters as long as the consultants remain associated with the Company.

We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended, and comparable exemptions for sales to “accredited” investors under state securities laws.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Exchange Offer Agreement dated July 20, 2010 (incorporated by reference to Exhibit 2 of the Registrant’s Current Report on Form 8-K filed on July 21, 2010).
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

THWAPR, INC.

Date: November 15, 2010	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)