Form 10-Q/A
period 2010-09-30
Thwapr, Inc.
filed 2010-11-16
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A amends our statement of cash flow for the three months ended September 30, 2010, originally filed on November 15, 2010 (the “Original Filing”).  We are filing this Amendment No. 1 solely for the purpose to correct the statement of cash flows for typographical errors that occurred during the conversion process to post our document to the SEC website. This Amendment No. 1 does not affect any other information contained in the Original Filing.

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Balance Sheets as at September 30, 2010 (unaudited) and December 31, 2009 (audited)	4
	Statements of Operations for the three and nine month periods ended September 30, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to September 30, 2010 (unaudited)	5
	Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009 and for the period March 14, 2007 (Date of Inception) to September 30, 2010 (unaudited)	6
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to September 30, 2010 (unaudited)	7
	Notes to the Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	20
ITEM 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	REMOVED AND RESERVED	33
ITEM 5.	OTHER INFORMATION	33
ITEM 6.	EXHIBITS	34

SIGNATURES		34

ITEM 1.	FINANCIAL STATEMENTS

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

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010

			March 14, 2007
	For the Nine Month Ended		(Date of Inception)
	September 30,		through
	2010	2009	September 30, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,115,746)	$(1,646,134)	$(15,936,642)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	10,185,255	420,222	10,797,553
Amortization of note discount	3,750	-	3,958
Change in Derivative Liability	26,704	-	26,704
Depreciation Expense	9,354	2,924	14,669
(Increase) decrease in:
Deposits	(812)	900	(812)
Prepaid Expense	(29,030)	(1,003)	(32,378)
Increase (decrease) in:
Accounts payable and accrued expenses	229,191	(48,923)	355,504
Accounts payable to shareholders	45,901	10,701	78,271

NET CASH USED IN OPERATING ACTIVITIES	(1,645,433)	(1,261,313)	(4,693,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,397)	(22,227)	(47,373)
NET CASH USED IN INVESTING ACTIVITIES	(10,397)	(22,227)	(47,373)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	60,000	-	85,000
Proceeds from sale of common stock, net	1,573,060	1,298,060	4,656,596

NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,633,060	1,298,060	4,741,596

NET INCREASE (DECREASE)
IN CASH	(22,770)	14,520	1,050

CASH AT BEGINNING OF THE PERIOD	23,820	356	-

CASH AT END OF PERIOD	$1,050	$14,876	$1,050

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$936	$2,468

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

THWAPR, INC.

Date: November 16, 2010	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2010	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)