Form 10-K
period 2010-12-31
Thwapr, Inc.
filed 2011-04-15
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒
                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock at April 15, 2011 was 53,619,128.

 DOCUMENTS INCORPORATED BY REFERENCE
None.

ii

PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS

General

The primary purpose of the Company is to develop systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally the company expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and in to social networks. The Company plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors and content owners. The company also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, the Company launched a public beta test of its service.  The Company launched the service in 2010 but to date has not generated any meaningful revenues and will not generate such revenues until a significant number of users and brands have signed up for and are using the service.   The product for “brands” has recently launched and is expected to reach full revenue potential with the additional of a robust sales and marketing effort and team as part of  new funding requirements and use of funds.  This service was launched under the name of Thwapr, a trademark owned by the Company.

Thwapr has been in the developmental stage since inception and has conducted virtually no revenue generating operations. The technology underlying Thwapr’s product is complex and as such, a significant amount of development expense has gone into the creation of the Thwapr service infrastructure.    To minimize start-up costs, Thwapr uses only independent contractors for its activities at this time and has no full-time employees and owns no real estate or personal property. For its development and other operations, Thwapr employs independent contractors on a part-time and full-time basis. Thwapr expects to convert most of these independent contractors to employees over time as funding becomes available.

Thwapr’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements.  (See “Risk Factors.”)

Market Overview

While video and picture sharing on the Internet have been around for some time now, the task can be cumbersome and frustrating on most mobile devices.  Multiple carriers and phone types with limited or no interoperability can make this potentially powerful communications tool languish in the background while texting and social networking Internet sites continue to grow and thrive.  As a result, Thwapr believes that mobile phone users have in the past struggled to use this feature on their phone to the extent that they would like.  Compounding this problem is the continuing trend for mobile phone equipment manufacturers to offer new phones with additional capabilities while the mobile phone carriers are enhancing their 3G (and soon 4G) networks to allow users to take advantage of these capabilities.  Additionally, users wishing to share videos from a camera phone are at times required to synchronize their phones with a computer, making the process impossible while strictly mobile. As a result, Thwapr believes that the power of real-time video sharing which many camera phones promise is rarely realized.

MMS.  One possible solution is the use of MMS (Multimedia Messaging Service) to send pictures and videos. MMS is a standard developed by the Open Mobile Alliance, an industry consortium.  MMS can be an effective way to send pictures from one person to another, but as the mobile experience moves from photo to videos and more importantly from point to point communication to social networks, MMS may begin to encounter substantial scalability issues. MMS approaches sending of rich media with a lowest common denominator to provide a video experience that will be common across handsets rather than providing the best possible experience a handset can provide.  More specifically, MMS does not work consistently for video and relies on the H.263 legacy video compression method (which is no longer state of the art) which typically generates quarter screen resolution and which Thwapr believes is limited to just 176 x 144 pixels.  Also, in Thwapr’s internal tests between different types of handset and carriers, MMS delivery failures were frequent, in some cases approaching an 80% failure rate.

Other limitations of MMS are as follows:

•
File size limitation. MMS videos are generally limited in duration by file size. Limits include 10, 15, or 30 second duration for video, and file size is often limited to 100, 200, or 300 Kbytes. These limits can be imposed both by carriers and by handset makers. While most customers understand a limitation by duration (for example 30 seconds), most phone users, in Thwapr’s experience,  have no idea how to even find the file size of a video on their handset.

•
MMS video is not stored in “The Cloud.”  An MMS file is generally not accessed easily from a PC. If the mobile phone user switches to another handset, that user must often first manually transfer the MMS picture or video to PC and then transfer it back to the new handset, a cumbersome process.

•
Conversation limitations.  It is Thwapr’s opinion that on most devices, MMS does not allow a fluid interface for back and forth “video conversations.”   You cannot easily comment on someone's MMS video which Thwapr believes is an important aspect of social networking when sending and receiving videos and pictures. The most notable exception is Apple’s iPhone, where a good interface exists for this type of commenting. Even on the iPhone, however, this is limited to one-to-one conversations, instead of communicating with groups of users.

•	Inability to geotag. MMS video generally does not include location information, also called a “geotag.” Thwapr believes that geotagging can significantly enhance the social networking experience.

•	Difficulty interfacing with social networks. While it is possible to post an MMS picture or video to a Facebook or Twitter account, it can be a very complicated process.

•
Standard setting delays.  As new technologies to enhance MMS are developed, their adoption will be governed by the MMS standards setting process.  This is likely to result in significant delays in enhancement, implementation and evolution of the technology.

Video on Mobile Phones.  Most major manufacturers of mobile phones either already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles.  Dozens of companies have developed and continue to maintain databases that capture the differences between handsets, at significant expense. Some of the hardware-related mobile video considerations include:

•
High resolution color screens that can render a quality video experience in portrait or landscape mode is a key consideration. Quality is determined by brightness, the ability to generate a high number of colors, and screen visibility indoors and outdoors. Screen size also impacts the overall user experience; half an inch can make a world of difference. The diversity of handsets in the display area is substantial.

•
Video tends to have little value without being accompanied by acceptable audio. A number of standard and proprietary audio codecs have been developed to achieve maximum quality with minimum network impact at the lowest cost.

•
Handset based clients are required for streamed and downloaded video content. The variety of media players — and associated DRM schemes — means phones can often only play formats that are supported by that player.

Smartphones.  Smartphones have emerged as a fast growing sector of the market, blending multi-media, data and internet access and mobile communications.  Additionally, Thwapr believes that the smartphone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging.  Thwapr also believes that as smartphones continue to penetrate the market, demand for video sharing services will grow dramatically.   Mobile phone equipment manufacturers continue to offer new phones with additional capabilities while the mobile phone carriers will need to enhance their 3G and soon 4G networks to allow users to take advantage of these capabilities.

Video and Picture Sharing Approaches.  The current market is highly fragmented, with many companies and organizations offering service for the mobile phone video and picture market.  Generally, these services fall under five categories:

•	MMS, which was described earlier.

•
Mobile-to-Web, where mobile phone users post their pictures or videos on a Website to share with others.  This category has a number of participants, and there is little product differentiation between and among them.

•
Web-to-Mobile, when pictures or videos are posted on Websites and then shared to phones using an open or proprietary application.  This category may require a relationship with a carrier and also has a number of participants.

•	Proprietary Mobile-to-Mobile, where the user utilizes a proprietary application to send pictures or video from one phone to another. A carrier relationship may be required for this service.

•	Open Mobile-to-Mobile, where no proprietary application is required, nor is a carrier relationship.

While the entire market is nascent, Thwapr believes that leaders will emerge based on their brand recognition, number or users in their network, ease of use and financial resources. Additionally, many of these services are free while others charge a use or monthly fee.  Others appear to be focused on an advertisng based model.  At this time, the size of the market is indeterminable but is generally thought to be growing and viable.  Thwapr believes that the size and ultimate viability of the market will be based on the ease of use, cost to use, adoption rate of smartphones and the acceptance of brands that mobile is a viable advertisng medium.

Competition.  The industry for services and applications related to mobile phones is extremely competitive and fragmented but includes several large companies with worldwide name brand recognition and substantial financial resources.   In attempting to attract users to its proposed service, Thwapr will be competing with online providers of audio and video entertainment, web-based video channels, social networking Internet sites and other similar businesses that compete for the general public’s business in this market. There can be no assurance that other companies will not develop technologies superior to Thwapr’s technology, that new technologies will not emerge that render Thwapr’s technology obsolete or that a competing company or companies will not be able to capture more market share than Thwapr is able to capture due to name recognition and the expenditure of greater amounts for marketing and advertising.  Moreover, such brands as YouTube and Facebook have already begun a move to the mobile market.

Other competitors include the following, segregated by their video and picture sharing approaches:

•	Mobile-to-Web and Web-to-Mobile: Flixwagon, Kyte, Zannel, TwitVid, Shozu, Livestream, Vidly, Viddy, Vlix, and TwitPic.

•	Mobile-to-Mobile: Qik, SocialCam

•	Proprietary Mobile-to-Mobile: Movius, LiveCast, Aylus Networks, and Knocking Live.

•	Mobile Distribution for B2B Competitors include: Mogreet, VuClip, Kit Digital, NetBiscuits, Nelly Moser, and Ooyala Mobile.

Strategy

Thwapr is developing mobile media services directly for the mobile phone industry.  In addition, Thwapr plans for these services to allow its customers to interact with a variety of other services available through the Internet, such as Facebook and Twitter.  Today, Thwapr’s web browser application supports more than 300 mobile handsets with coverage planned to expand to thousands of handsets; the service also runs on Macs and PCs. An extended set of native mobile phone applications are planned to optimize the capture and sharing experience for Apple iPhone, iPad, Android, and Research in Motion OS, among others. Even though applications are expected to be available, there is no need to download or install any additional software to receive Thwapr media.

Thwapr continues to develop what it believes to be a seamless solution to the problem of video and picture sharing using mobile phones and devices.  Thwapr’s service is expected to allow anyone with an Internet and picture or video enabled mobile phones to be able to both send and receive these images regardless of technical sophistication.  In the future, the service capabilities may also allow Thwapr’s customers to create their own personal media social networks, where members can share and communicate through rich media mostly through their mobile phones.  Thwapr’s goal is to become the leading service for sharing pictures and video to mobile phones – regardless of carrier or device – for brands and users alike.

In summary, Thwapr plans for its service to provide the following innovations to its users:

•	Mobile technology for sending photos and videos directly to friends’ mobile phones optimized for socialization and communication amongst users;

•	Support the largest possible number of mobile carriers worldwide through Thwapr’s adaptive transcoding and delivery service, expecting to offer the ultimate in interoperability;

•	Support most WAP enabled camera phones, video phones, smartphones and full-featured browsers for wide compatibility in video playback;

•
Require no applications to download for playback (i.e., not limited to just smartphones or phones running a certain operating system) or on-deck solutions requiring a user to have a certain phone or operating system; and

•	Target to deliver industry leading ease of use so that if you can send an SMS, you can create your own Thwapr channel.

Thwapr is expected to make it easy to share pictures or video on mobile devices and to distribute this content into social networks. End-users can share multimedia content with mobile family and friends, and brands can distribute content to mobile fans and consumers.  Thwapr’s goal is to enable easy mobile picture and video sharing and conversations around content on a global basis supporting both consumers and brands.

Thwapr believes that mobile phones with text messaging and a data plan can automatically show a Thwapr picture or play a Thwapr video clip. Thwapr can serve instant-play video to a phone dynamically using its cloud-based servers.  A Thwapr user can shoot or select a picture or video, and email it to their Thwapr account. From Thwapr’s mobile browser interface, a user can select one or more people with whom to share the picture or video.  Thwapr then sends the recipients a text message with a URL link in it, which enables the viewing of the picture or the video. Thwapr users may also upload media content from a desktop computer such as a Mac or PC and share the content to mobile users; likewise they can upload content from a native application platform (i.e., Apple iPhone OS) and share to those same users.

Recipients of the video or picture do not need to sign-up, login, or even know that their phone has a media player to receive media content. Thwapr determines mobile phone attributes that a user has based on a set of unique device detection processes.  Thwapr deploys a distributed database regarding how to serve pictures or video to each kind of phone.  Thwapr delivers different types of video experiences based on phone type.  For example, on an Apple iPhone, progressive download video is served; for a Blackberry Curve, streaming video is deployed; on a Motorola RAZR, a 3GP download file is utilized, and on a legacy flip phone, an animated GIF preview may be shown. Users who receive content can also post their Thwapr media into major social networks such as Facebook or Twitter.

Smartphone Apps.  One popular feature of Smartphones is the use of “Apps.”  Apps, short for application software, are designed to help a user perform specific tasks.  Generally, Apps are downloaded by users from an app store directly on to their mobile phone.  While the Thwapr service does not require an App, Thwapr understands the desirability of having a Thwapr App for the most popular Smartphones on the market to ease usability especially for content creation.  To that end, Thwapr has partnered with a mobile app software developer to develop an App for the Apple iPhone.  This App allows iPhone users to more easily and quickly capture pictures and video and share this media with contacts in the iPhone address book via the Thwapr service.  The App provides additional features such a geotagging.  In the future, Thwapr plans to have additional Apps developed for Smartphones using the Android, RIM and Symbian mobile phone operating systems.  This will be subject to the availability of funding and the relative take up rates of the service on those platforms. Additionally, when new Smartphone operating systems are introduced and penetrate the market, it is Thwapr’s intention to continue developing Thwapr Apps for those that become market leading.

Disadvantages of Thwapr.  While Thwapr believes its approach to mobile video and picture sharing has many advantages over alternative approaches, it does also have some disadvantages.  First, to use the Thwapr service, the user must purchase a data plan from their service provider.  Second, Thwapr customers may be notified of their Thwapr via text messaging.  Should the user not have an unlimited data plan, this could result additional usage charges.  Finally, Thwapping is a multi-step process and until we develop apps for the service, some users may believe the process is too time consuming and complicated.

Revenues and Customers

General.  Thwapr is expected to generate revenues from two primary sources; providing services to brands and content providers in which Thwapr is paid to distribute branded videos and branded user experience to mobile phones and through advertising and sponsor supported distribution of videos. Thwapr believes that it has the potential to achieve significant market penetration and growth since every user of the product, by virtue of inviting or sharing with their friends to be part of their personal media network, could generate many additional users for the Thwapr service. Thwapr believes that the branded business nature of its business model is essential to understanding the potentially explosive growth of its services user base. While this potential exists, Thwapr has not yet experienced the material growth of these branded relationships that evidences this potential without an experienced sales and marketing team.  As a result, the assumption for viral user acquisition remains untested at this time.

Advertising.  Thwapr’s customers are expected to drive the opportunity for advertising insertions. Thwapr is designing its service interface and workflow to maximize the use of ad insertions without becoming obtrusive.   Additionally, in the future, Thwapr may offer premium services for which it will be able to charge the user directly.  Finally, Thwapr expects to partner with brands that will sponsor the delivery of pictures and videos and to charge a fee for delivering each unit of media. Thwapr is building into its products revenue opportunities to monetize users. Thwapr believes that it may offer a strong ability to have users attract more users. This is because when sharing a video, Thwapr users are likely to naturally invite others to use the system. This viral model has the potential to drive dramatically up the user numbers, and in turn the page-views activated by these users. Thwapr’s business model is expected to be principally driven by the revenues of  businesses and brands  paying Thwapr for the distribution of video content to devices, ad-supported, leveraging the large volume of page-views generated by its users as well as leveraging Thwapr’s unique ability to provide ad-insertions pre- and post-roll, automatically transcoded to play on each target mobile device. Additionally, Thwapr has identified sponsorship-advertising opportunities leveraging its ability to contextualize advertising around user profiles and geo-location information. This combination of video insertion and contextualized targeted advertising should make Thwapr compelling to advertisers targeting the mobile space. Additionally, Thwapr is planning to offer premium services, as well as ad-free services for monthly subscription levels.  Thwapr is currently surveying the market to determine what can be charged for such services; however, its immediate focus will be on gaining as many businesses and brands to contract with Thwapr as possible in the shortest amount of time.

While the potential for developing significant revenue streams in the future by monetizing users exists, Thwapr has not yet reached a stage where that potential has been validated. As a result, delivering on this potential contains significant risks, as discussed in the “Risk Factors” section of this document.

Sales and Distribution.  Thwapr intends to acquire new users of its service through strategic partnerships, targeted paid user acquisition campaigns and the viral growth derived from social media.

Thwapr intends to generate revenue from three sources: (a) recurring revenue from brands and content owners; (b) premium services; and (c) advertising .

There are 5 planned distribution channels for Thwapr’s services:

•	Thwapr’s mobile and desktop website;

•	Partner and sponsor websites that will offer a “Share To Phone” button, which accesses Thwapr’s service and enables sending of partner content to partners users;

•	App stores;

•	Handset and carrier partnerships and bundling deals; and

•	Third party applications which access Thwapr’s Application Programmers Interface (API).

Current Business Relationships..  Thwapr recently signed revenue generating contracts with IC Places and VuMee to deliver mobile video using its B2B platform. IC Places is a publicly traded company operating a network of city web sites with music, film, sports, dining, and shopping content. VuMee is a “stealth mode” private company soon to launch its service for celebrities and brands to deliver mobile video via social media combined with advertising. Thwapr also delivered on a revenue generating contract with the NFL team the Miami Dolphins to deliver mobile video to their fans and consumers. Fans of the Miami Dolphins could text the keyword “DOLPHINS” to the Thwapr mobile shortcode “757575” to receive daily video updates on the sports team including coach speeches, locker room celebrations, cheerleader videos, player interviews (defense and offense), community service videos, etc. All fans received a “Welcome Video” and any video received by a fan on their mobile device could be shared to other mobile fans or posted to Twitter. This contract is the initial portion of what is planned but not guaranteed to be a longer term contractual relationship with the team.

Pending Business Relationships..  Thwapr currently distributes content for a variety of prospective customers in a test or trial mode in a variety of vertical markets. This is a prototype service with no guarantee of future contracts or revenues.  Thwapr is in various stages of discussion and negotiations with a variety of entertainment and sports brands to provide mobile video distribution service to these entities. The objective is to convert trial activity into revenue generating signed contracts in 2011.

Third Party Developers.  Thwapr also intends these services for third party developers: (a) a ”Share To Phone” button which allows any website to add Thwapr’s services and (b) an Application Programmers Interface (API), which will allow third party smartphone application developers to utilize our services from multiple platforms.

Technology

Thwapr is designed to provide a solution to the problem of sharing multimedia content, particularly digital video from one mobile device user to another, from one mobile device user to a number of mobile device users, or from a brand delivering media content to thousands, tens of thousands, or hundreds of thousands of users. To successfully support interoperable multimedia sharing, Thwapr’s platform must deal with a multitude of file formats, bit rates, screen resolutions, interaction modes, and audio and video codecs all of which create complexity within the framework of mobile video experience.

Transcoding.  Transcoding is the decoding and re-encoding of digital content from one video format to another.  Transcoding is often necessary to enable playback of media on different devices.  Transcoding video is especially challenging because the sheer number of parameters can make devices that support the same video “standards” incompatible.  When you add the complexities layered on top of the devices from the carriers either for delivery, playback, interaction, and interoperability, the result is a very difficult technological challenge.   To better understand this complexity, and technical challenges, consider the process to track video content from creation through the various paths that lead to consumption.  Along the way, the content may need to be transcoded many times so that it may be distributed over various networks and to a wide assortment of devices.

Interoperability Issues.  Significant interoperability issues begin with the variables associated with simple home video, involving NTSC or PAL, standard or widescreen video and competing next-generation high-definition formats.  These issues increase dramatically when Internet video is added with codecs such as Windows Media Video (WMV) and VC-1, H.264, DivX, On2’s VP6, Sorenson 3 and Sorenson.  Adding to this complexity is the ongoing evolution of Flash video.  Additional challenges result from content providers and device manufacturers that optimize bit rates, resolutions and other parameters to balance video quality and download times.   Finally, on the mobile side, the thousands of different handset configurations in use today force specific unique video formats.  In simplest terms, a single piece of multimedia content might need to be transcoded to 100 variations (i.e., video bit rate, video frame rate, video picture resolution, compression algorithm, audio sampling rate, audio bit depth, streaming, progressive download, and download, among others) to guarantee playback across various mobile devices.

No service can mandate that all content must be produced in a specific standard if they are dealing with User Generated Content (UGC) or mobile media sharing.  For UGC, there is a need to deal with the uncertainties associated with numerous end-user devices and multiple networks with differing technical infrastructures and speeds.  The approach used by most content aggregators to deal with this issue is “pre-transcoding”.  That is, the content aggregator ingests content and transcodes it into all of the proper formats a priori; only then is the content distributed.  This time-consuming process delays the posting of content and creates the need for massive amounts of hardware required for the processing of the ingested video.

A great deal of content is pre-transcoded. That is, content aggregators ingest content and transcode it into their “chosen” format or formats; only then is the content is put online. This can delay the posting of content for access by end-users.  However the challenge of transcoding takes on a new dimension when one considers the enormous volume of online content.   Thwapr anticipates that volume will continue to skyrocket in the coming years as consumption increases.  With many individual sites taking in thousands upon thousands of videos each day, there is a non-stop process, especially if the target is the myriad formats and codecs that target many of the top mobile phones.  This problem is exacerbated by the fact that the type and underlying formats of mobile phones are moving targets with a high velocity of change. Transcoding in this context is already a complex process.

Transcoding Solution.  The centerpiece of the Thwapr technology is a hybrid transcoding system.  Thwapr’s transcoding technology can detect, in real-time, the handset, carrier and operating system of each destination device in order to determine mobile device attributes (video formats, screen size and type, browser, operating system) and then delivers videos and photos individualized for each user's device and carrier in real-time; this is combined with selective pre-transcoding for a small commonly used set of formats. The complete process utilizes hybrid transcoding and adaptive rendering, a differentiator versus other approaches to mobile media sharing. Thwapr anticipates that this seamless process should make it possible to achieve high level of ease of use while delivering the highest quality video and Web experience that each user's phone can support.  Thwapr’s infrastructure integrates multiple databases, sourced commercially and via open source, and updated on a regular basis to determine optimization parameters for the transcoding process.  Ultimately thousands of devices and permutations of operating systems may have to be addressed in the Thwapr device optimization database.  There can be no assurance that Thwapr will be able to service all of the mobile phones that will be introduced into the market.

In addition to a broadly accessible Web service, Thwapr plans to release native applications for major smartphone operating systems such as Apple iPhone OS, Android, and Research in Motion OS; these applications are expected to optimize the Thwapr user experience for capturing and sharing media.

Intellectual Property

Patents.  Thwapr is developing unique intellectual property for its service. The centerpiece of the Thwapr technology is expected to be a process that detects mobile device attributes (video formats, image formats, video capabilities, screen size, screen type (i.e., touch vs. static), mobile web browser, operating system) and delivers videos and photos individualized for each user's device and carrier in real-time. This process is covered by a provisional patent filing and Thwapr is expecting to leverage that into a series of patent applications within the required statutory terms of the provisional patent filing. The Thwapr process utilizes hybrid transcoding and adaptive rendering, key differentiators versus other approaches to mobile media sharing. Hybrid transcoding combines pre-transcoding and real-time transcoding while adaptive rendering scales the end-user web experience from a simplistic HTML web browser on a flip phone all the way up to a large screen multi-touch modern WebKit browser. This seamless process makes it possible to achieve an extraordinary level of ease of use while delivering the highest quality video and Web experience that each user's phone can support.

Key topic areas for the Thwapr patents filed on September 21, 2010 include:

•	Email / SMS methods to enable adaptive multimedia upload and playback on mobile devices;

•	Hybrid transcoding via pre-transcoding and on-demand transcoding;

•	Automatic video compositing of adaptively transcoded media;

•	Client multimedia playback, device rendering, and device interaction attribute detection;

•	Adaptive device rendering for multimedia playback optimization;

•	Adaptive download and playback including segmented file structures; and

•	Social networks and communication models for adaptively transcoded and played back media.

There can be no guarantee that Thwapr will be awarded a patent on any or all of the subject areas described above.

Thwapr will continue to evaluate its business benefits in pursuing patents in the future.  Thwapr currently protects all of its development work with confidentiality agreements with its engineers, employees and any outside contractors.  However, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute Thwapr’s intellectual property or technology or otherwise develop a product with the same functionality as its service. Policing unauthorized use of intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, Thwapr cannot be certain that the steps it has taken or will take in the future will prevent misappropriation of its technology or intellectual property, particularly in foreign countries where it does business or where its service is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

Trademarks.  Thwapr has filed and received approval for trademarks on its company name “Thwapr” and its taglines “Get Your Moments Moving,” and “Share to Phone…Mobilize and Monetize.”  There can be no assurance that Thwapr will receive trademark protection on any future applications.

Regulation

We will be subject to various federal, state and local laws that govern the conduct of our business, including state and local advertising, consumer protection, credit protection, licensing, and other labor and employment regulations.  We do not anticipate that the costs of complying with such regulations will have a material effect on our business or financial condition.

Employees

The Company currently has no employees.  The Company engages the services of independent contractors to assist it with management in developing our product offering.  We plan to engage full-time employees, including transferring some or all of these contractors to employee status, as our business develops and when we obtain sufficient working capital.

ITEM 1A. RISK FACTORS

The following list describes several risk factors related to the Company:

General Risk Factors

The following risk and uncertainties may have a material adverse effect on our business, financial condition or results of operation.  Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face.  Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.  Our business could be harmed by any of these risks.  If any of the following events occur, the trading price of our common stock could decline and investors may lose all or part of their investment.

Cautionary Statement Regarding Forward-Looking Statements

This Strategic Plan of the Company, (the “Plan”) contains forward-looking statements relating to events anticipated to happen in the future.  We base these forward-looking statements on the beliefs of our management, as well as assumptions made by and information currently available to our management.  Forward-looking statements also may be included in other written and oral statements made or released by us.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong.  Forward-looking statements are subject to both known and unknown risks and uncertainties and are affected by inaccurate assumptions that we might have made or may make in the future.  Consequently, we cannot guarantee any forward-looking statement.  Actual future results may vary materially.  We do not undertake any obligation to update publicly any forward-looking statements to reflect new information or future events or occurrences.  These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	Our ability to market our products successfully to subscribers and content owners;

•	Our ability to retain initial approvals and obtain final approvals to design products for major US carriers of our products;

•	The possibility of unforeseen capital expenditures and other upfront investments required to deploy our technologies or to implement our business initiatives;

•	Our ability to access markets and finance product development and operation;

•	Consumer acceptance of our price plans and bundled offerings, if any;

•	Additions or departures of key personnel;

•	Competition, including the introduction of new products or services by our competitors;

•	Existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	Our reliance on the systems and provisioning processes of third party vendors;

•	Technological innovations;

•	The outcome of legal and regulatory proceedings;

•	General economic and business conditions, both nationally and in the regions in which we operate; and

•	Other factors described in this document, including those described in more detail below.

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

Since inception through December 31, 2010, we have not generated any significant revenues.  We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the year ended December 31, 2010, our net loss was $12,681,777 and our accumulated deficit, excluding non-cash charges, was $5,670,434.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  It is uncertain when or if we will generate revenues from product sales or the licensing of our technology.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern as of our fiscal year ended December 31, 2010.

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

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

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

There is significant litigation in the telecommunications technology field regarding patents and other intellectual property rights. Other companies with greater financial and other resources than us have gone out of business from costs related to patent litigation and from losing a patent litigation. We may be exposed to future litigation by third parties based on claims that our technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and be sued for patent infringement or infringement of another party’s intellectual property or proprietary rights.  If we or our products are found to infringe the intellectual property or proprietary rights of others, we may have to pay significant damages or be prevented from making, using, selling, or offering for sale or importing such products or services or from practicing methods that employ such intellectual property or proprietary rights.

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

On a fully diluted basis Directors and officers collectively own approximately 14.5% of our issued and outstanding common stock.  In addition, one stockholder owned approximately 61.6% of our issued and outstanding common stock.  As a result, these officers and directors and stockholder are able to exercise significant control over matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Certain transactions are effectively not possible without the approval of these officers and directors and stockholder by virtue of their control over a majority of our outstanding shares, including, proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our common stock.

We incur significant increased costs as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we would not incur if we were a private company.  SEC rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations will increase our legal and financial costs and make some activities more time-consuming.

We are required to maintain effective internal controls over financial reporting and disclosure controls and procedures pursuant to the Sarbanes-Oxley Act.  Our compliance with Section 404 of the Sarbanes-Oxley Act may require that we incur substantial accounting expense and expend significant management effort.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company’s corporate office is located at 95 Morton Street, Ground Floor, New York, NY 10014.  We currently rent approximately 3,000 square feet on a month-to-month basis and are currently negotiating a new six month term for the space for approximately $8,000 per month.  Additionally, we lease 340 square feet of office space at 1515 Hope Street, Suite 203, South Pasadena, CA 91030.  This office is leased at month rent of $595 through June 30, 2011.

ITEM 3.	LEGAL PROCEDINGS

None.

ITEM 4.	SUBMISSION OF A MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Since April 21, 2010 our common stock is currently quoted on the over-the-counter bulletin board under the symbol "THWI.OB". The following table sets forth the range of high and low bid prices for our common stock during the periods indicated. The prices set forth below represent inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

Year Ending December 30, 2010
Quarter Ended:	Common Stock
	High	Low
March 31, 2010	N/A	N/A
June 30, 2010	$1.48	$0.87
September 30, 2010	$1.70	$1.48
December 31, 2010	$1.83	$1.72

As of April 15, 2010, there were approximately 53 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended December 31, 2010 to the same period in 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO 2009

Revenues, Cost of Revenues and Gross Loss

Revenues for the year ended December 31, 2010 were $4,492 compared to $0 in 2009 when the Company was not conducting any revenue producing business.  Revenues resulted from contracts with two customers.

Cost of Revenues for the year end December 31, 2010 were $16,271 compared to $0 in 2009.  Cost of revenues are primarily fixed costs related to the hosting, transcoding and delivery of video to mobile phones as well as the Company’s proprietary short code used in text messaging users of our service.

As a result of the above the Company had a gross loss of $11,779 on its revenues.

Product Development Expenses

Product Development Expenses for the year ended December 31, 2010 increased by 841.0% from $724,021 for the same period in 2009 to $6,813,126 in 2010.  The increase was mainly due to non-cash compensation expenses related to warrants issued to independent contractors.  Additionally, there was an increase in fees paid to independent contractors.  Also included in the increase were testing supplies, hosting expenses and other outside services.

General and Administrative Expense

General and Administrative Expenses for the year ended December 31, 2010 increased by 234.10% from $1,748,118 for the same period in 2009 to $5,840,382 in 2010.  The primary reasons for the increase were an increase of in non-cash compensation expenses professional fees for legal and accounting services.  Also contributing to the increase were payments to independent contractors, rent expense, office expense, public relations expense and travel expense.  This increase was partially offset by a decrease in payments to senior management, outside contractors and a reduction in marketing expense.

  Loss from Operations

We had a loss from operations of $12,665,287 for the year ended December 31, 2010, compared to an operating loss of $2,472,139 for the same period in 2009.

Net Loss

Net loss for the year ended December 31, 2010 was $12,681,777, an increase of $10,206,447, or 712.0% from $2,475,330 for the same period in 2009.  This increase in net loss was primarily attributable to the increases in the operating expenses described above.  Also included in the loss for the year ended December 31, 2010 was a charge related to the change in derivative liability of  $3,805,  interest expense of  $7,979 and other expense of $4,789 related to the disposition of fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents of $5,637 and current liabilities of $596,276.  Our cash needs are primarily for working capital to support our operations and develop our technology, products and services. We presently finance our operations through the private placement of equity and debt securities. As of the date of this report we do not have sufficient capital in order to launch our products and services, grow our customer base, increase revenue and expand our operations.    As we have in the past, we rely on obtaining ongoing investments to maintain our business.  We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the year ended December 31, 2010 was $2,093,938 compared with net cash used in operating activities of $1,827,620 for the same period in 2009.  Net cash used in operating activities for year ended December 31, 2010 was mainly due to net loss of $12,681,777, partially offset by non-cash expenses that did not affect cash flows of $10,237,777.  Net cash used in operating activities for the same period in 2009 was mainly due to a net loss of $2,475,330 partially offset by non-cash expenses of $617,821.

Net cash used in investing activities was $11,205 for year ended December 31, 2010, compared with $36,976 used in investing activities for the same period in 2009.  Cash was used in investing activities in 2010 to purchase property, equipment and leasehold improvements.

Net cash provided by financing activities was $2,086,960 for the year ended December 31, 2010, compared with $1,888,060 net cash provided by financing activities for the same period in 2009.  Cash provided by financing activities during the year ended December 31, 2010 and 2009 resulted from proceeds from sales of our common stock and issuance of convertible notes.

FINANCING ACTIVITIES

During the year ended December 31, 2010 the Company sold unregistered common stock throughout the years totaling 2,009,460.  In each instance the sales price reflected the fair market value of the stock on the date of sale. We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  We used the net proceeds from these sales of common stock for general corporate purposes.

On April 8, April 15 and April 20, 2010, the Company issued three separate notes of $20,000 to a stockholder.  On December 30, 2010 the Company issued a note to another stockholder for $17,500.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $1.25 per share (pre 3-for-1 stock split of February 2011).  The notes along with accrued interest are fully due and payable one year from the date of issue.  We used the proceeds from these note issuances for general corporate purposes.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments.

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note A under “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

We did not experience any material changes in interest rate exposures during 2009 and 2010, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at December 31, 2010, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to the Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTINGS ON ACCOUNTING AND FINANCIAL MATTERS.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified major deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  These material weaknesses identified include the following:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company.  We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

iii)
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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTIORS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2010:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Bruce Goldstein	Director, CEO and President	2010	62
Barry Hall	Director, Chief Financial Officer and Secretary	2010	62
Robert Rosenblatt	Director	2010	53
Leonard Dreyer	Director	2010	67
Bernadine A. Santistevan*	Director	2010	45

The terms of the Board of Directors will expire at the next annual meeting of stockholders. Our officers are elected by the Board of Directors and hold office at the will of the Board.

*Ms. Santistevan resigned from the Board of Directors on April 14, 2011 for personal reasons.

BACKGROUND EXPERIENCE OF DIRECTORS AND OFFICERS

Bruce Goldstein. Since November 2008, Mr. Goldstein has served as the Chief Executive Officer of Thwapr.  Prior to becoming CEO, Mr. Goldstein served as the acting President of Thwapr from March 2007 to November 2008.  Mr. Goldstein has been a director of Thwapr since March 2007.  Mr. Goldstein was appointed CEO pursuant to an agreement between Universal Management, Inc. and Thwapr dated November 2008.   Mr. Goldstein concurrently serves as the President and CEO of Universal Management, Inc., where he has served for the past five years.

Barry Hall.  Since November 2008, Mr. Hall has served as the Chief Financial Officer of Thwapr.  Mr. Hall had served as acting CFO of Thwapr from March 2007 to November 2008.  Since March 2007, Mr. Hall has been a director of Thwapr.  Mr. Hall was appointed CFO pursuant to a shareholder’s agreement between Carlaris, Inc. (“Carlaris”) and Thwapr, dated November 2008.    Mr. Hall concurrently serves as the President of Carlaris, which provides consulting services to Thwapr pursuant to a consulting agreement between Carlaris and Thwapr, dated April 1, 2009.  Since May 2007, Mr. Hall has served as the President of Hall Manor, Inc., a California based management and financial consulting firm.  From July 2004 until September 2006, Mr. Hall was the President and CFO of Trestle Holdings, Inc., a medical imaging device company.

Robert Rosenblatt. Since 2006 Mr. Rosenblatt has worked as a management consultant under the name of Rosenblatt Consulting LLC specializing in mergers and acquisition and strategic alliances.  From November 2004 to March 2006 Mr. Rosenblatt served as Group President and Chief Operating Officer of Tommy Hilfiger B.V.  Prior to his position at Hilfiger, Mr. Rosenblatt was President of Home Shopping Network USA and CFO and Senior Vice President of Bloomingdale's Department Stores.

Leonard Dreyer.  Since 2009 Mr. Dreyer served as Chairman of the Audit Committee of the Philanthropic Foundation of California State University, Fullerton.  From March 2003 to September 2005 Mr. Dreyer served on the Board of Directors and was the Chairman of the Audit Committee of Worldwide Restaurant Concepts, Inc.  Prior to that Mr. Dreyer was Chairman and Chief Executive Officer of Marie Callender Restaurants, Inc.

Bernadine A. Santistevan.  Since March 2008 Ms. Santistevan has served as Managing Director of Das Equity Advisors, a private equity advisory company.  She has held this position since March 2008.  From May 2007 to March 2008 she was Executive Vice President of Tradeworx, Inc. and also served as Chief Executive Officer of Net Studio, LLC which was majority-owned by Tradeworx.  Ms. Santistevan is also a general partner in Santo LLC since February 2003 which serves as an umbrella company for her various consulting and production activities. Ms Santistevan resigned from the Board as of April 14, 2011.

BOARD MEETING COMMITTEES

Our Board of Directors held a total of six meetings during the fiscal year ended December 31, 2010. All of our Directors who were Board members at the time attended each meeting.

Audit Committee

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Dreyer, who acts as Chairman, and Mr. Rosenblatt. The Committee was formed on September 27, 2010 and met once during the year ended December 31, 2010. Mr. Dreyer has been approved by our Board of Directors as the Independent Audit Committee Financial Expert.

Strategy and Business Development Committee

The Strategy and Business Development Committee was formed on November 12, 2010 to provide guidance in developing the strategic direction of the Company, (ii) providing guidance in evaluating the strategic direction of the company; and (iii) assisting the CEO of the Company on business development efforts.  The Committee Consist of Mr. Rosenblatt and Mr. Goldstein.  The Committee did not meet during the year ended December 31, 2010.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2010, we believe Forms 3, 4 or 5 were timely filed.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. A copy of the Code of Ethics is available on our website at http://corp.thwapr.com/codeofethics.aspx. We intend to disclose any amendment or waiver to the Code of Ethics on our website at http://corp.thwapr.com/codeofethics.aspx.  We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executives

The following table shows for the fiscal year ended December 31, 2010 certain compensation information for our principal executive officer, principal financial officer. Other than our principal executive and principal financial officers serving during fiscal year 2010, we had no other reportable executive officers for the period.

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Bruce Goldstein	2010	––	––	––	––	––	––	$240,000	$240,000
Chief Executive Officer

Barry Hall	2010	––	––	––	––	––	––	$180,000	$180,000
Chief Financial Officer
(1)	All Other Compensation consists solely of payments made to Executive Officers for consulting work.

Compensation of Directors

In accordance with a compensation plan adopted by the Board in May 2010, all Independent Directors are compensated as follows

•
Upon joining the Board Independent Directors are awarded One-time stock option grant of 500,000 on the date of election or appointment to the Board, at the prior day’s closing market bid price on a formal offer is made to join the Board, vesting quarterly over three years.

•
Annually, each Independent Director 300,000 stock options on the first business day of each fiscal year, at prior day’s closing market bid price on the day of grant, vesting 25% at the end of each fiscal quarter.

•	Board Members receive cash compensation of $500 for every meeting attended in person and $250 for every meeting attended telephonically.

•
A Committee Chairperson is awarded 150,000 stock options granted at the inception of such member’s tenure and 25,000 stock options granted on the first business day of each fiscal year served.  Such grants will be made at prior day’s closing market bid price on the day of grant, and will vest 25% at the end of each fiscal quarter.

•
A Committee member is awarded 60,000 stock options granted at the inception of such member’s tenure and 10,000 stock options granted on the first business day of each fiscal year served.  Such grants will be made at prior day’s closing market bid price the time of grant, and will vest 25% at the end of each quarter.

•	Committee members receive $250 for every committee meeting attended and $125 if attended by phone.

The following table shows options awarded and cash compensation for Independent Directors for the year ended December 31, 2010.  All cash compensation was outstanding at December 31, 2010.

Name and Principal Position	Stock Options Awarded	Exercise Price ($)	Number of Options Exercisable	Option Expiration Date	Cash Compensation ($)

Robert Rosenblatt	1,500,000	$0.42	250,000	5/19/2015	$625.00
	120,000	$1.78	-	11/12/2015

Leonard Dreyer	1,500,000	$0.42	250,000	5/19/2015	$625.00
	150,000	$1.78	-	11/12/2015

Bernadine A. Santistevan	1,500,000	$0.42	250,000	5/19/2015	$500.00
	150,000	$1.78	-	11/12/2015

ITEM 12.	SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The Company two classes of stock outstanding; common stock and convertible preferred stock.  The following table sets forth certain information as of April 15, 2011 with respect to the beneficial ownership of our the Company assuming for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.  As of April 15, 2011, there would be 360,216,428 shares of common stock outstanding, after giving effect to the exercise of 1,500,000 warrants and the conversion of 47,061,636 shares of convertible preferred stock at a conversion ratio of 6.5-for-1.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Percentage Beneficially Owned

Directors and Executive Officers

Bruce Goldstein, Director, President and Chief Executive Officer 95 Morton St., Ground Floor New York, New York 10014	25,071,423	(2)	7.0%

Barry Hall, Director and Chief Financial Officer 95 Morton St., Ground Floor New York, New York 10014	25,071,423	(2)	7.0%

Robert Rosenblatt, Director 95 Morton St., Ground Floor New York, New York 10014	650,000	(4)	*

Leonard Dreyer, Director 95 Morton St., Ground Floor New York, New York 10014	668,750	(5)	*

All Officers and Directors as a Group	51,461,596		14.5%

* less than 1.0%

5% Stockholders

SNK Capital Trust 2nd Floor, International Bazaar PO Box N-8198 Bay Street, Nassau Bahamas	222,329,250	(3)	62.0%

(1)
Beneficial ownership has not been determined in accordance with Rule 13d-3 under the Exchange Act.  Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Instead, the table shows includes the ownership that would occur if all preferred stock were convertible currently.

(2)	Represent 3,857,500 shares of convertible preferred stock convertible to common stock at a ratio of 6.5-for-1 after July 20, 2012.

(3)	Represents 34,204,500 shares of convertible preferred stock convertible to common stock at a ratio of 6.5-for-1 after July 20, 2012.

(4)
Represents 500,000 Warrants convertible to common stock at a price of $0.42 per share, 60,000 Warrants to purchase common stock at a price of $1.78 and 90,000 Warrants to purchase common stock at a price of $0.32, all within 60 days of the date of this Form 10-K.

(5)
Represents 500,000 Warrants convertible to common stock at a price of $0.42 per share, 75,000 Warrants to purchase common stock at a price of $1.78 and 93,750 Warrants to purchase common stock at a price of $0.32, all within 60 days of the date of this Form 10-K.

ITEM 13.	INDEPENDENCE

The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements. Of the Company's three current directors, three would be deemed independent. The Company believes that both members of the Company's audit committee would be deemed to be independent under the applicable rules of The NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2010 and 2009, the aggregate fees billed for professional services rendered by Rose, Snyder and Jacobs (independent auditors) for the audits of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $51,110 and $28,700 respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2010 and 2009 there were no fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2010 and 2009, there were no fees billed for the preparation of corporate tax returns.

Audit Committee – Pre-Approval

The fees for the audit of the financial statements for the year ended December 31, 2010 by Rose, Snyder & Jacobs as detailed above, were pre-approved by the Audit Committee and all work of said firm was performed solely by their permanent employees.

ITEM 15.	EXHIBITS

Exhibit Number	Description

2.1	Share Exchange Agreement, dated March 5, 2010 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on March 9, 2010).
2.2	Exchange Offer Agreement dated July 20, 2010 (incorporated by reference to Exhibit 2 of the Registrant’s Current Report on Form 8-K filed on July 21, 2010).
3.1
Articles of Incorporation of the Registrant, dated November 2, 2007, including amendments (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 2, 2010).

3.1(a)	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on April 21, 2010).
3.1(b) 3.1(c)
Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 21, 2010).
Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 25, 2011).

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

THWAPR, INC.

Date: April 15, 2011	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2011	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2011	/s/ Robert Rosenblatt
Name: Robert Rosenblatt
Title: Director

Date: April 15, 2011	/s/ Leonard Dreyer
Name: Leonard Dreyer
Title: Director

THWAPR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Thwapr, Inc.

We have audited the accompanying balance sheets of Thwapr, Inc. (a development stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from March 14, 2007 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thwapr, Inc. as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period from March 14, 2007 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses, continues to use cash in its operating activities and has negative working capital at December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Public Accountants

Encino, California
April 15, 2011

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,637	$23,820
Accounts Receivable, net of allowance for doubtful accounts of $0 at December 31, 2010	1,992	-
Prepaid Expenses	21,782	3,348

TOTAL CURRENT ASSETS	29,411	27,168

PROPERTY AND EQUIPMENT, NET	25,240	31,661

TOTAL ASSETS	$54,651	$58,829

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$309,270	$124,513
Convertible notes due to stockholders	80,479	-
Amount payable to stockholders	206,526	32,370
TOTAL CURRENT LIABILITIES	596,275	156,883

LONG-TERM LIABILITIES
Convertible note, less discount of $19,792 and $24,792 at December 31, 2010 and December 31, 2009, respectively	5,208	208
Derivative liability	30,605	26,800
TOTAL LONG-TERM LIABILITIES	35,813	27,008

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible Preferred, $.0001 par value; 50,000,000 shares authorized; 47,061,636 and -0- shares issued and outstanding	4,706	-

Common stock, $.0003 par value; 300,000,000 shares authorized; 52,035,795 shares issued and outstanding at December 31, 2010 (2009 shares include 15,729,212 preferred shares and 711,200 common shares of Thwapr Delaware)	1,983	1,644
Additional paid-in capital	15,918,546	3,694,190
Deficit accumulated during the development stage	(16,502,673)	(3,820,896)

TOTAL STOCKHOLDERS' DEFICIT	(577,438)	(125,062)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,651	$58,829

See report of independent registered public accounting firm and notes to the financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2010

			March 14, 2007
	For the Year Ended		(Date of Inception)
	December 31,		through
	2010	2009	December 31, 2010

REVENUE	$4,492	$-	$4,492
COST OF SALES	16,271	-	16,271

GROSS LOSS	(11,779)	-	(11,779)

OPERATING EXPENSES:
Product Development	6,813,126	724,021	7,916,673
General and Administrative Expenses	5,840,382	1,748,118	8,554,540
			-
TOTAL OPERATING EXPENSES	12,653,508	2,472,139	16,471,213
			-
LOSS FROM OPERATIONS	(12,665,287)	(2,472,139)	(16,482,992)
			-
OTHER INCOME (EXPENSES)
Interest Income	83	105	188
Change in Derivative Liability	(3,805)	-	(3,805)
Interest Expense	(7,979)	(3,296)	(11,275)
Other Expense	(4,789)	-	(4,789)
TOTAL OTHER INCOME (EXPENSE)	(16,490)	(3,191)	(19,681)

NET LOSS	$(12,681,777)	$(2,475,330)	$(16,502,673)

Basic and diluted (loss) per share	$(0.07)	$(0.09)

Weighted average shares	170,120,629	27,063,114

See report of independent registered public accounting firm and notes to the financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2010

			March 14, 2007
	For the Year Ended		(Date of Inception)
	December 31,		through
	2010	2009	December 31, 2010

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,681,777)	$(2,475,330)	$(16,502,673)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	10,219,941	612,298	10,832,239
Amortization of note discount	5,000	208	5,208
Change in Derivative Liability	3,805	-	3,805
Depreciation Expense	12,836	5,315	18,151
Loss on Disposal of Fixed Assets	4,789		4,789
(Increase) decrease in:
Accounts Receivable	(1,992)	-	(1,991)
Deposits	-	900	-
Prepaid Expense	(18,433)	(3,348)	(21,782)
Increase (decrease) in:
Accounts payable and accrued expenses	187,736	51,091	314,049
Accounts payable to shareholders	174,157	(18,754)	206,527

NET CASH USED IN OPERATING ACTIVITIES	(2,093,938)	(1,827,620)	(5,141,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,205)	(36,976)	(48,181)
NET CASH USED IN INVESTING ACTIVITIES	(11,205)	(36,976)	(48,181)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	25,000	25,000
Convertible notes due to stockholders	77,500		77,500
Proceeds from sale of common stock, net	2,009,460	1,863,060	5,092,996

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,086,960	1,888,060	5,195,496

NET INCREASE (DECREASE) IN CASH	(18,183)	23,464	5,637

CASH AT BEGINNING OF THE PERIOD	23,820	356	-

CASH AT END OF PERIOD	$5,637	$23,820	$5,637

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$174	$936	$2,660

See report of independent registered public accounting firm and notes to the financial statements.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)
THROUGH DECEMBER 31, 2010

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	12,857,136	429	(429)	-	-
Issuance of stock for cash ($.023 per share)	-	-	30,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	42,857,136	1,429	770,247	(454,014)	317,662
Issuance for cash, ($0.33 per share)	-	-	1,350,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	44,207,136	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($0.33 per share)	-	-	2,980,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(47,187,636)	(1,573)	-	-	-
Issuance for cash ($0.41 per share)	-	-	2,133,600	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	2,133,600	71	3,694,190	(3,820,896)	(125,062)

Issuance for cash ($0.42 per share)			1,207,200	40	495,460		495,500
Conversion of preferred stock to common	(15,729,212)	(1,573)	424,688,724	14,156	(12,583)	-	-
Shares added due to reverse merger	-	-	43,829,262	1,461	(1,461)	-	-
Issuance for cash ($0.42 per share)	-	-	750,000	75	312,425	-	312,500
Issuance for cash ($0.73 per share)	-	-	684,933	68	469,932	-	470,000
Issuance for cash ($0.83 per share)	-	-	910,800	92	731,369	-	731,461
Conversion of common stock to preferred	47,061,636	4,706	(423,554,724)	(14,118)	9,412	-	-
Amortization of warrants	-	-	-	-	7,113,192	-	7,113,192
Amortization of preferred stock issuance	-	-	-	-	2,468,749	-	2,468,749
Stocks issued for services	-	-	1,386,000	138	637,861	-	637,999
Net Loss	-	-	-	-	-	(12,681,777)	(12,681,777)

BALANCE, DECEMBER 31, 2010	47,061,636	$4,706	52,035,795	$1,983	$15,918,546	$(16,502,673)	$(577,438)

The above shares of common stock reflect a 3-for-1 stock split in February 2011.

See report of independent registered accounting firm and notes to the financial statements.

Notes to Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Thwapr, Inc. (“Thwapr” or the “Company”) is a Nevada corporation which has developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, Thwapr expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. Thwapr plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors. Thwapr also plans to sell premium services to users and brands via subscriptions and other fees.  In December 2009, Thwapr launched a public beta test of its service.  Thwapr launched its service in late 2010 but to date has not generated any meaningful revenues and does not anticipate such revenues until such time that a significant number of users and brands have signed up for and are using the service.  This service was launched under the name of Thwapr, a trademark it owns.

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

Development Stage Activities

Since inception the Company has not conducted any revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through December 31, 2010 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”).  The Company is focusing its efforts in two areas during the development stage. First, the Company has devoted a substantial time and resources to software development related to the service it provides.  Second, the Company has spent significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

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

At the closing of the Exchange Agreement, the Company issued 142,676,508 shares of its common stock and warrants to acquire 12,181,363 shares of its common stock to the Thwapr Stockholders in exchange for 100% of the issued and outstanding capital stock of Thwapr.  Immediately prior to the Exchange Transaction, the Company had 14,609,754 shares of common stock issued and outstanding, subsequent to the Stock Split described below.  Immediately after the Exchange Transaction, the Company had 157,286,262 shares of common stock issued and outstanding, of which 141,562,908 cannot be sold or traded (i) until June 9, 2012, if Thwapr has 10,000,000 registered users on such date, or (ii) upon a change of control of Thwapr.  Additionally, of the warrants outstanding, 10,950,003 shares of the underlying securities cannot be sold or traded (i) until June 9, 2012, if Thwapr has 10,000,000 registered users on such date, or (ii) upon a change of control of Thwapr.  (All of these number of shares do not reflect the 3 for 1 stock split of February 2011).

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

Recapitalization

Although from a legal perspective, Seaospa acquired Thwapr, from an accounting perspective, the transaction is viewed as a recapitalization of Thwapr accompanied by an issuance of stock by Thwapr for the net assets of Seaospa. This is because Seaospa did not have operations immediately prior to the merger, and following the merger, Thwapr is the operating company.  Thwapr's officers and directors also ended up serving as the officers and directors of the new combined entity. Additionally, Thwapr's stockholders ended up owning approximately 91% of the outstanding shares of Seaospa after the completion of the transaction.

Given these circumstances, the transaction is accounted for as a capital transaction rather than as a business combination.  That is, the transaction is equivalent to the issuance of stock by Thwapr for the net assets of Seaospa, accompanied by a recapitalization.  The shares were recorded at their then par value of $0.0001 per share, with an offset to paid-in capital.  After the transaction, the accumulated deficit represents the accumulated deficit of the accounting acquirer, and the common shares are recorded at the par value of the legal acquirer, with an offset to paid-in capital.

Thwapr Delaware

In July 2009, Thwapr Delaware amended and restated its Certificate of Incorporation to change its name to Thwapr, Inc., and to increase its authorized number of shares to 200,000,000 of which 180,000,000 shares were designated common stock and 20,000,000 shares were designated preferred stock.  Concurrently, Thwapr Delaware entered into an Exchange Offer Agreement (“Offering”) with all the stockholders of the Company.  Pursuant to the Offering, stockholders at that time exchanged all of their respective shares of common stock of the Company for shares of Series A preferred stock of the Company at a ratio of one share of Series A preferred stock for each share of common stock.

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

Exchange Agreement – July 2010

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock which was retired (these number of shares do not reflect the 3-for-1 stock split of February 2011).  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

On August 15, 2010, a former officer of the Company voluntarily surrendered 1,666,666 share of his preferred stock.  This stock was, in turn, issued to contractors to the Company.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers have deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made.  Accounts receivable are written off when all collection attempts have failed.

Revenue Recognition

Revenue currently consists of fees for usage of our technology and one time consulting services. Our contracts for the usage of our technology are typically usage-based or in some case on a flat fee for monthly services.  We recognize revenue when the service has been rendered.

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$5,637	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$30,605

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$23,820	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$26,800

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the year ended December 31, 2010.

Level 3 Liabilities
Derivative Liability
Balance as of December 31, 2009	$26,800
Changes in value of Derivative Liability	3,805
Balance as of December 31, 2010	$30,605

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants with the following assumptions: expected life of 4 to 5 years; risk-free interest rate of 2.00%; dividend yield of 0%; and expected volatility of 200%.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the development and testing of video and picture sharing technology.  During the years ended December 31, 2010 and 2009, product development costs amounted to $6,813,126 and $724,021, respectively.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2010	2009
Computer equipment	$37,815	$30,340
Furniture and fixtures	3,138	6,636
Leasehold Improvements	668	-
	41,621	39,976
Accumulated depreciation	(16,381)	(5,315)
Property and equipment, net	$25,240	$31,661

Depreciation expense for the years ended December 31, 2010 and 2009 was $12,836 and $5,315, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO, Vice President Product and In-house Counsel. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the years ended December 31, 2010 and 2009 the amounts incurred to these stockholders were $638,940 and $755,124, respectively.  A balance of $166,023 remained unpaid at December 31, 2010.

5.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The company leases facilities in New York City and in Pasadena, California, which expire in March and June of 2011. Monthly rent is $8,000 and $595 for each facility respectively.

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

At December 31, 2010, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2027 to 2030.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire through 2030.  The amounts of operating loss carryforwards are not determined.

At December 31, 2010 and December 31, 2009, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

At December 31, 2010, the Company files income tax returns with the Internal Revenue Service (“IRS”) and the states of New York and California and City of New York.  For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception.  Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

7.	CONVERTIBLE NOTES DUE TO STOCKHOLDERs

On April 8, April 15 and April 20, 2010, the Company issued three separate notes of $20,000 to a stockholder.  On December 30, 2010 the Company issued a note to another stockholder for $17,500.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $1.25 per share (pre 3-for-1 stock split of February 2011).  The notes along with accrued interest are fully due and payable one year from the date of issue.

8.	CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of convertible notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million (the “Notes”).  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share (pre 3-for-1 stock split of February 2011).  As of December 31, 2010 and December 31, 2009 the Company had issued Notes aggregating $25,000.

9.	STOCKHOLDERS’ EQUITY

Between January 27, 2009 and June 11, 2009, the Company sold an aggregate of 993,500 shares of common stock to the Company’s largest stockholder.  Each share was sold at a price of $1.00 per share (pre 3-for-1 stock split of February 2011).  These shares were converted to Series A preferred stock on July 29, 2009.

Between July 31, 2009 and December 16, 2009, the Company sold an aggregate of 711,200 shares of common stock in private placements with institutional and accredited investors.  Each share of common stock was priced at $1.25 per share, and as an added incentive, for every 10 shares purchased, a five-year warrant to purchase one share at a price per share of $1.25 was added.  In total, the Company issued to these investors 71,120 warrants along such terms described above (these numbers are pre 3-for-1 stock split of February 2011).

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock (pre 3-for-1 stock split of February 2011) which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

During the year ended December 31, 2010 the Company sold an aggregate of 3,552,932 shares of common stock (post 3-for-1 stock split of February 2011) to institutional and accredited investors.  Of the common stock sold during the period, 1,207,200 shares were priced at $0.42 per share, and as an added incentive, for every 10 shares purchased, a five-year warrant to purchase one share at a price per share of $0.42 was added.  In total, the Company issued to these investors 120,720 warrants on such terms described above.  Of the additional  shares sold during the period 750,000 were sold at $0.42 per share, 684,932 were sold at $0.73 per share and 910,800 were sold at $0.83 per share.

Preferred Stock

The Company is authorized to issue preferred stock.  The board of directors has the authority to fix and determine the designations, rights, qualification, preferences, limitations and terms of the preferred stock.  Each share of  preferred stock issued and outstanding are convertible into 9 shares of common stock upon the occurrence of either of the following events: (1) two year anniversary of the Offering and  when the Company obtain at least 10,000,000 registered users, or (2) a change in control of the Company. (See subsequent event note).

Warrant Agreements

On March 1, 2009, the Company issued warrants to consultants to purchase 70,000 shares at $1.00 per share.

On April 15, 2009 and May 11, 2009 the Company issued warrants to consultants, vendors and advisors to purchase a total of 1,170,000 at $1.00 per share ($0.333 adjusted for the stock split).  Such warrants vest over a period of 18 months with one-third of the warrants vesting at the end of each six month period from the date of issuance.

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

In preparation for a reverse merger into a public shell, on February 19, 2010 the Company converted all of the warrants for Series A preferred shares into warrants for 9 shares of common stock with such stock underlying the warrants being restricted from sale until the prior conditions for conversion to common from preferred are met.

In addition to the warrants described above, the Company issued more warrants to Directors and Consultants to the Company.  On February 16, 2010 the Company issued 3,000,000 warrants with and exercise price of $0.42 per share to a consultant to the Company.  Such warrants vest quarter over a period of three years.  On March 5, 2010 the Company issued 360,000 warrants with an exercise price of $0.42 per warrant to consultants to the Company.  Such warrants vest quarterly over one year.  On May 19, the Company issued 7,896,000 warrants to members of the Board of Directors and consultants to the Company with an exercise price of $0.42 per warrant.  Such warrants vest quarterly over three years.  On November 12, 2010 the Company issued 360,000 with an exercise price of $1.78 per warrant to members of the Board of Directors.  Such warrants vest quarterly over one year.  All warrants issued to members of the Board of Directors were done in accordance with the Company’s Board Compensation Plan.

On September 27, 2010, the Company issued 1,666,666 shares of its convertible preferred stock to consultants to the Company in exchange for 1,047,916 of previously issued warrants to purchase the Company’s common stock issued in May 2009.  The preferred shares were previously returned to the Company by the former Chairman of the Company on August 15, 2010.  One-fourth of the preferred shares vested to the consultants upon issuance.  The remaining three-quarters of the shares vest to the consultants quarterly over the next three quarters as long as the consultants remain associated with the Company.  For the year ended December 31, 2010, compensation expense related to the issuance of these shares was $2,468,742.

The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	1.40% - 3.86%
Expected Life:	4 – 9 years
Expected Volatility:	200%
Dividend Yield:	0%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2008	0	$-
Granted	3,933,360	0.34
Expired/cancelled	(69,999)	0.33
Exercised	0	-
Outstanding at December 31, 2009	3,863,361	$0.34
Granted	12,021,720	0.46
Effect of 9:1 conversion from preferred to common	29,200,008	0.33
Expired/cancelled	(8,406,249)	0.39
Exercised	0	-
Outstanding at December 31, 2010	36,678,840	$0.36
Exercisable at December 31, 2010	32,328,837	$0.34

	Awards Outstanding			Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	8.25 years	$0.33	$0.33	29,885,010	8.25 years		$0.33
$0.42	6,373,830	4.60 years	$0.42	$0.42	2,443,827	4.40 years		$0.42
$1.78	420,000	4.90 years	$1.78	N/A	$0	N/A	$	N/A

Warrants to purchase 1,890,000 share of stock at $0.33 per share have no maturity date.

Compensation expenses related to outstanding warrants for the years ended December 31, 2010 and 2009 were $7,113,192 and $612,298, respectively.

10.	SUBSEQUENT EVENTS

On February 4, 2011, the company effected a 3-for-1 forward stock split.  As a result of the split the number of the Company’s issued and outstanding common stock increase to 52,335,795, from 17,445,265.  The 47,061,636 shares
Convertible Preferred Stock were then convertible to 423,554,724 of common stock.

On February 28, 2011 all of the preferred shareholders signed an agreement whereby they accepted a modification in the conversion ratio of the preferred to common from 9-for-1 to 6.5-for-1 in exchange for removing the restriction that such shares could not be converted until the Company obtained at least 10,000,000 active registered users.  On March 24, 2011 this modification was ratified by the Board of Directors of the Company.  The effect of this modification was to reduce the amount of the common shares that that would be issued upon conversion to 305,900,634.

Subsequent to December 31, 2010, the Company issued six separate notes totaling $277,500 to stockholder.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $0.06 per share.  The notes along with accrued interest are fully due and payable one year from the date of issue.