Form 10-Q
period 2011-03-31
Thwapr, Inc.
filed 2011-05-17
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

95 Morton Street, Ground Floor, New York, NY
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

The number of shares outstanding of the registrant’s common stock at May 17, 2010 was 53,619,129.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	2
	Balance Sheet as at March 31, 2011 (unaudited) and December 31, 2010 (audited)	4
	Statement of Operations for the three months periods ended March 31, 2011 and 2010 and for the period March 14, 2007 (Date of Inception) to March 31, 2011 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to March 31, 2011 (unaudited)	6
	Statement of Cash Flows for the three month periods ended March 31, 2011 and 2010 and for the period March 14, 2007 (Date of Inception) to March 31, 2011 (unaudited)	7
	Notes to the Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	19
ITEM 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	20
ITEM 1A.	RISK FACTORS	20
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	REMOVED AND RESERVED	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at March 31, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three months ended March 31, 2011 and 2010 and for the period from March 14, 2007 (date of inception) to March 31, 2011, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to March 31, 2011, and the statement of cash flows for the three months ended March 31, 2011 and 2010 and for the period from March 14, 2007 (date of inception) to March 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position, have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2010 and 2009, included in Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

THWAPR, INC.

CONTENTS

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENT OF STOCKHOLDERS' DEFICIT	6

STATEMENTS OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8-16

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$40,571	$5,637
Accounts Receivable, net of allowance for doubtful accounts of $0 at March 31, 2011 and December 31, 2010	2,500	1,992
Prepaid Expenses	26,383	21,782

TOTAL CURRENT ASSETS	69,454	29,411

PROPERTY AND EQUIPMENT, NET	21,713	25,240

TOTAL ASSETS	$91,167	$54,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$332,555	$309,270
Convertible notes due to stockholders	361,421	80,479
Amount payable to stockholders	351,322	206,526
TOTAL CURRENT LIABILITIES	1,045,298	596,275

LONG-TERM LIABILITIES
Convertible note, less discount of $18,542 and $19,792 at March 31, 2011 and December 31, 2010, respectively	6,458	5,208
Derivative liability	25,007	30,605
TOTAL LONG-TERM LIABILITIES	31,465	35,813

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible Preferred, $.0001 par value; 50,000,000 shares authorized; 46,961,636 and -0- shares issued and outstanding	4,706	4,706
Common stock, $.0003 par value; 300,000,000 shares authorized; 53,619,129 shares issued and outstanding at March 31, 2011	2,368	1,983
Additional paid-in capital	17,919,397	15,918,546
Deficit accumulated during the development stage	(18,912,067)	(16,502,673)
TOTAL STOCKHOLDERS' DEFICIT	(985,596)	(577,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,167	$54,651

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

			March 14, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2011	2010	March 31, 2011

REVENUE	$508	$-	$5,000
COST OF SALES	47,977	-	64,248

GROSS LOSS	(47,469)	-	(59,248)

OPERATING EXPENSES:
Product Development	1,027,674	306,756	8,944,347
General and Administrative Expenses	1,335,156	588,437	9,889,697
			-
TOTAL OPERATING EXPENSES	2,362,830	895,193	18,834,044
			-
LOSS FROM OPERATIONS	(2,410,299)	(895,193)	(18,893,292)
			-
OTHER INCOME (EXPENSES)
Interest Income	-	-	188
Change in Derivative Liability	5,598	-	1,793
Interest Expense	(4,693)	(1,250)	(15,967)
Other Expense	-	-	(4,789)
TOTAL OTHER INCOME (EXPENSE)	905	(1,250)	(18,775)

NET LOSS	$(2,409,394)	$(896,443)	$(18,912,067)

Basic and diluted (loss) per share	$(0.05)	$(0.00)

Weighted average shares	52,602,277	428,393,743

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)
THROUGH MARCH 31, 2011

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	12,857,136	429	(429)	-	-
Issuance of stock for cash ($.023 per share)	-	-	30,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	42,857,136	1,429	770,247	(454,014)	317,662
Issuance for cash, ($0.33 per share)	-	-	1,350,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	44,207,136	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($0.33 per share)	-	-	2,980,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(47,187,636)	(1,573)	-	-	-
Issuance for cash ($0.41 per share)	-	-	2,133,600	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	2,133,600	71	3,694,190	(3,820,896)	(125,062)

Issuance for cash ($0.42 per share)			1,207,200	40	495,460		495,500
Conversion of preferred stock to common	(15,729,212)	(1,573)	424,688,724	14,156	(12,583)	-	-
Shares added due to reverse merger	-	-	43,829,262	1,461	(1,461)	-	-
Issuance for cash ($0.42 per share)	-	-	750,000	75	312,425	-	312,500
Issuance for cash ($0.73 per share)	-	-	684,933	68	469,932	-	470,000
Issuance for cash ($0.83 per share)	-	-	910,800	92	731,369	-	731,461
Conversion of common stock to preferred	47,061,636	4,706	(423,554,724)	(14,118)	9,412	-	-
Amortization of warrants	-	-	-	-	7,113,192	-	7,113,192
Amortization of preferred stock issuance	-	-	-	-	2,468,749	-	2,468,749
Stocks issued for services	-	-	1,386,000	138	637,861	-	637,999
Net Loss	-	-	-	-	-	(12,681,777)	(12,681,777)

BALANCE, DECEMBER 31, 2010	47,061,636	$4,706	52,035,795	$1,983	$15,918,546	$(16,502,673)	$(577,438)

Issuance for cash ($0.06 per share)	-	-	833,334	280	49,920	-	50,200
Amortization of warrants	-	-	-	-	385,045	-	385,045
Amortization of preferred stock issuance for services	-	-	-	-	953,332	-	953,332
Common stock issued for services	-	-	750,000	105	551,895	-	552,000
Amortization of common stock issuance for services					60,659		60,659
Preferred stock forfeited	(100,000)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,409,394)	(2,409,394)

BALANCE, MARCH 31, 2011	46,961,636	$4,706	53,619,129	$2,368	$17,919,397	$(18,912,067)	$(985,596)

The above shares of common stock reflect a 3-for-1 stock split in February 2011.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

			March 14, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2011	2010	March 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,409,394)	$(896,443)	$(18,912,067)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock based compensation	1,951,036	255,108	12,783,275
Amortization of note discount	1,250	1,250	6,458
Change in Derivative Liability	(5,598)	-	(1,793)
Depreciation Expense	3,527	2,857	21,678
Loss on Disposal of Fixed Assets	-		4,789
(Increase) decrease in:
Accounts Receivable	(508)	-	(2,500)
Prepaid Expense	(4,602)	(14,543)	(26,383)
Increase (decrease) in:
Accounts payable and accrued expenses	26,728	80,490	340,777
Accounts payable to stockholders	144,795	60,584	351,322

NET CASH USED IN OPERATING ACTIVITIES	(292,766)	(510,697)	(5,434,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(48,181)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(48,181)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	25,000
Proceeds from convertible notes due to stockholders	277,500	-	355,000
Proceeds from sale of common stock, net	50,200	495,500	5,143,196

NET CASH PROVIDED BY FINANCING ACTIVITIES	327,700	495,500	5,523,196

NET INCREASE (DECREASE) IN CASH	34,934	(15,197)	40,571

CASH AT BEGINNING OF THE PERIOD	5,637	23,820	-

CASH AT END OF PERIOD	$40,571	$8,623	$40,571

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$174	$2,660

Notes to Financial Statements

1.           ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Thwapr, Inc. (“Thwapr” or the “Company”) is a Nevada corporation which has developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, Thwapr expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. Thwapr plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors. Thwapr also plans to sell premium services to users and brands via subscriptions and other fees.  In December 2009, Thwapr launched a public beta test of its service. Thwapr may license its technologies to third parties as part of providing its service. Thwapr launched its service in late 2010 but to date has not generated any meaningful revenues and does not anticipate such revenues until such time that a significant number of brands and users have signed up for and are using the service.  This service was launched under the name of Thwapr, a trademark it owns. On February 8, 2011 Thwapr release a mobile video sharing app through Apple’s iTunes store.

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

Development Stage Activities

Since inception the Company has not conducted any significant revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through March 31, 2011 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”).  The Company is focusing its efforts in two areas during the development stage. First, the Company has devoted a substantial time and resources to software development related to the service it provides.  Second, the Company has spent significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

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

 Going Concern

The Company has sustained operating losses since its inception and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management is seeking investors which will allow the Company to pursue the development of its software and business model.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model, which could force the Company to curtail its operation.

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$40,571	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$25,007

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$5,637	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$30,605

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the three months ended March 31, 2011.

Level 3 Liabilities
Derivative Liability
Balance as of December 31, 2010	$30,605
Changes in value of Derivative Liability	(5,598)
Balance as of March 31, 2011	$25,007

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants with the following assumptions: expected life of 3.75 years; risk-free interest rate of 2.24%; dividend yield of 0%; and expected volatility of 200%.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the development and testing of video and picture sharing technology.  During the three months ended March  31, 2011 and 2010,  product development costs amounted to $1,027,674 and $306,756, respectively.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, but did not have a material impact on our financial position or results of operations.

3.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2011	2010
Computer equipment	$37,815	$37,815
Furniture and fixtures	$3,138	$3,138
Leasehold improvements	668	668
	41,621	41,621
Accumulated depreciation	(19,908)	(16,381)
Property and equipment, net	$21,713	$25,240

Depreciation expense for the three months ended March 31, 2011 and 2011 was $3,527 and $2,857, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO and Vice President Product. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives and directors of the Company. During the three months ended March 31, 2011 and 2010 the amounts incurred to these stockholders were $165,000 and $120,000, respectively with $162,750 of the amount incurred during the three month ended March 31, 2011 remaining unpaid at March 31, 2011.

5.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

The company leases a west coast satillite office in South Pasadena, California, which expire on June 30, 2011. Monthly rent is $595.

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

At March 31, 2011, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2027 to 2030.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire through 2030.  The amounts of operating loss carryforwards are not determined.

At March 31, 2011 and December 31, 2010, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

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

During the three months ended March 31, 2011, the Company issued six separate notes totaling $277,500 to a stockholder.  The notes bear interest at 7% per annum.  The terms of conversion are still being negotiated. A loan discount may be recorded for the value of the conversion feature when both parties agree on the conversion terms. The notes along with accrued interest are fully due and payable one year from the date of issue in either restricted shares of common stock at a price mutually agreeable to both parties at the time of conversion on cash.

8.	CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of convertible notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million (the “Notes”).  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share (pre 3-for-1 stock split of February 2011).  As of March 31, 2011 and December 31, 2010 the Company had issued Notes aggregating $25,000, a discount amounting to 18,542 at March 31, 2011 is being amortized over the term of the note.

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

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock (pre 3-for-1 stock split of February 2011) which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 (subsequently 6.5) shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

On February 4, 2011, the company effected a 3-for-1 forward stock split.  As a result of the split the number of the Company’s issued and outstanding common stock increase to 52,335,795, from 17,445,265.

On March 24, 2011 the Board of Directors authorized the Company to offer for sale up to 100,000,000 shares of restricted common stock to raise up to $6,000,000 through an investment banking relationship.  As of March 31, 2011, 833,334 shares were sold under this offering. On April 9, 2011 this relationship was terminated.

Preferred Stock

The Company is authorized to issue preferred stock.  The board of directors has the authority to fix and determine the designations, rights, qualification, preferences, limitations and terms of the preferred stock.  Each share of  preferred stock issued and outstanding were convertible into 9 shares of common stock upon the occurrence of either of the following events: (1) two year anniversary of the Offering and  when the Company obtain at least 10,000,000 registered users, or (2) a change in control of the Company. (See subsequent event note).

On February 28, 2011 all of the preferred shareholders signed an agreement whereby they accepted a modification in the conversion ratio of the preferred to common from 9-for-1 to 6.5-for-1 in exchange for removing the restriction that such shares could not be converted until the Company obtained at least 10,000,000 active registered users.  On March 24, 2011 this modification was ratified by the Board of Directors of the Company.  The effect of this modification was to reduce the amount of the common shares that that would be issued upon conversion to 305,250,634.

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

In preparation for a reverse merger into a public shell, on February 19, 2010 the Company converted all of the warrants for Series A preferred shares into 9 shares of common stock with such stock underlying the warrants being restricted from sale until the prior conditions for conversion to common from preferred are met.

In addition to the warrants described above, the Company issued more warrants to Directors and Consultants to the Company.  On February 16, 2010 the Company issued 3,000,000 warrants with and exercise price of $0.42 per share to a consultant to the Company.  Such warrants vest quarter over a period of three years.  On March 5, 2010 the Company issued 360,000 warrants with an exercise price of $0.42 per warrant to consultants to the Company.  Such warrants vest quarterly over one year.  On May 19, 2010 the Company issued 7,896,000 warrants to members of the Board of Directors and consultants to the Company with an exercise price of $0.42 per warrant.  Such warrants vest quarterly over three years.  On November 12, 2010 the Company issued 420,000 with an exercise price of $1.78 per warrant to members of the Board of Directors.  Such warrants vest quarterly over one year.  On January 4, 2011, the Company issued 1,110,000  warrants with an exercise price of $0.32 per share to members of the Board of Directors.  Such warrants vest quarterly over one year.  All warrants issued to members of the Board of Directors were done in accordance with the Company’s Board Compensation Plan.

On September 27, 2010, the Company issued 1,666,666 shares of its convertible preferred stock to consultants to the Company in exchange for 1,047,916 of previously issued warrants to purchase the Company’s common stock issued in March 2009.  The preferred shares were previously returned to the Company by the former Chairman of the Company on August 15, 2010.  One-fourth of the preferred shares vested to the consultants upon issuance.  The remaining three-quarters of the shares vest to the consultants quarterly over the next three quarters so long as the consultants remain associated with the Company.

For the three month ended March 31, 2010, compensation expense related to the issuance of these shares was $953,332

The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	1.35% - 2.37%
Expected Life:	4 – 5 years
Expected Volatility:	200%
Dividend Yield:	0%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company for the three months ended March 31, 2011.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2010	36,678,840	$0.36
Granted	1,110,000	$0.32
Exercised	-	0
Outstanding at March 31, 2011	37,788,840	$0.36
Exercisable at March 31, 2011	32,808,837	$0.35

Awards Outstanding				Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	8.00 years	$0.33	$0.33	29,885,010	8.00 years	$0.33
$0.42	6,373,830	4.07 years	$0.42	$0.42	2,818,827	3.97 years	$0.42
$1.78	420,000	4.67 years	$1.78	$1.78	105,000	4.67 years	$1.78
$0.32	1,110,000	4.83 years	$0.32	N/A	-	N/A	N/A

Warrants to purchase 1,890,000 shares of stock at $0.33 per share have no maturity date.

Compensation expense related to outstanding warrants for the three months ended March 31, 2011 and 2010 were $385,045 and $255,108, respectively.

10.         SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company issued four separate notes totaling $250,000 to two stockholders.  The notes bear interest at 7% per annum and are convertible to restricted common stock at the sole discretion any of the note holders. The notes along with accrued interest are fully due and payable one year from the date of issue.

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

Overview

Thwapr, Inc. (“Thwapr,” the “Company,” “we,” “us,” or “our”) is a technology company that develops systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier.  Our technology and products enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks.  We have not generated significant revenue to date.  However, we plan to derive revenues from banner and video advertising on our mobile and desktop websites and from mobile media messaging fees from brand sponsors and to sell premium services to users and brands via subscriptions and other fees.

Background and Corporate History

We were formed as Seaospa, Inc. in Nevada on December 2, 2007 for the purpose of being engaged in the marketing of skin care, hair care and body treatment products.   We did not have operations prior to the share exchange agreement.

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

We recently launched our service but we do not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using our service.  While during the remainder of 2011, we expect to continue to enhance our service offering with an emphasis on allowing brands and content providers to use Thwapr to promulgate rich media to their customers, beginning in the third fiscal quarter of 2011 we plan to actively market and sale our product offering to our target market in order to generate meaningful revenues

CRITICAL ACCOUNTING POLICIES

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

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our significant accounting policies is set forth in the notes to our audited financial statements for the year ended December 31, 2010, included in our Current Report on Form 10-K, as filed with the SEC on April 15, 2011.  As of, and for the three months ended March 31, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Current Report on Form 10-K filed on April 15, 2011.

Comparison of Three Month Periods Ended March 31, 2011 and March 31, 2010

The following table sets forth the results of our operations for the periods indicated:

	Three months ended March 31,
	2011	2010
Sales	$508	$—
Gross loss	(47,469)	—
Operating expenses:
Product Development	1,027,674	306,756
General and Administrative	1,335,156	588,437

Loss from operations	(2,410,299)	(896,193)
Net loss	$(2,409,394)	$(896,443)

Sales and Gross Profit

Sales for the three months ended March 31, 2011 and 2010 were $508 and $0, respectively.  Gross loss for the three months ended March 31, 2011 was $47,469.  As there were no sales for the three months ended March 31, 2010.

Product Development Expenses

Product Development Expenses for the three months ended March 31, 2011 increased by 235.0% from $306,756 for the same period in 2010 to $1,027,674 in 2011.  The increase was mainly due to non-cash compensation expense partially offset by a decrease in the amounts paid to independent contractors.

General and Administrative Expense

General and Administrative expenses for the three months ended March 31, 2011 increased by 164.9% from $588,437 for the same period in 2010 to $1,335,156 in 2011.  The primary reasons for the increase was due to increase in non-cash compensation expense. This increase was partially offset by a decrease professional fees, fees paid to outside consultants and payments to senior management.

Taxes for the three months ended March 31, 2011 and 2010 amounted to $0 and $0, respectively.

Loss from Operations

We had a loss from operation of $2,410,299 for the three months ended March 31, 2011, compared to an operating loss of $895,193 for three months ended March 31, 2010.

Net Loss

Net loss for the three months ended March 31, 2011 was $2,409,394, an increase of $1,513,251, or 168.8% from $896,443 for the same period in 2010.  This increase in net loss was primarily attributable to the increases in the operating expenses and gross loss described above.  Also included in the loss was interest expense of $4,693 and $1,250 for the three months end March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $40,571 and current liabilities of $799,208.  Our cash needs are primarily for working capital to support our ongoing operations. We presently finance our operations through the private placement of equity and debt securities. In order to continue with the launch of our products and services, support the growth of our customer base, increase revenue and expand operations we require additional capital.  We do not believe our existing capital resources are sufficient to meet our current obligations and operating requirements, and to meet our aggressive growth plan objectives additional capital will be required over the next 12 months. We will consider debt or equity offerings or institutional borrowing as potential means of financing these marketing objectives, however, there are no assurances that we will be successful in securing the required funding or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the three months ended March 31, 2011 was $292,766 compared with net cash used in operating activities of $510,697 for the same period in 2010. Net cash used in operating activities for the three months ended March 31, 2011 was primarily due to net loss of $2,409,394 partially offset by non-cash items not affecting cash flows of $1,950,215, an increase of $144,795 in amounts payable to shareholders and an increase of $26,728 of accrued liabilities.   Net cash used in operating activities for the three months ended March 31, 2010 was mainly due to net loss of $896,443 partially offset by non-cash items not affecting cash flows of $259,215, and a $80,490  increase in liabilities.

Net cash provided by financing activities was $327,700 for the three months ended March 31, 2011, compared with $495,500 net cash provided by financing activities for the same period in 2010.  Cash provided by financing activities during the three months ended March 31, 2011 and 2010 resulted from the proceeds from sales of our common stock and from the issuance of notes to stockholders.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, accounts payable, accrued expenses, debt and derivative liability. The objective of our policies is to mitigate potential income statement, cash flow and fair value exposures resulting from possible future adverse fluctuations in rates. We evaluate our exposure to market risk by assessing the anticipated near-term and long-term fluctuations in interest rates and foreign exchange rates. This evaluation includes the review of leading market indicators, discussions with financial analysts and investment bankers regarding current and future economic conditions and the review of market projections as to expected future rates.

We did not experience any material changes in interest rate exposures during 2010 and 2011, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at March 31, 2011, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have no significant revenues and have incurred and expect to continue to incur substantial losses.

Since inception through March 31, 2011, we have not generated any significant revenues.  We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the three months ended March 31, 2011, our net loss was $2,409,394 and our accumulated deficit, excluding non-cash charges, was $6,097,660.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  It is uncertain when or if we will generate revenues from product sales or the licensing of our technology.

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

We do not currently have a dedicated full-time sales manager to monitor the sales, marketing and distribution of our services. Monitoring of these functions are currently overseen by executive management. Our strategy is to enter into agreements or other arrangements with carriers to market our products and services.  We need to develop and maintain strategic relationships with these entities in order for them to market our products and services to their end users.  We expect to face severe competition in this effort to establish strategic relationships from other companies vying for the same type of relationships with carriers.  Some of these competitors may have a competitive advantage over us in obtaining agreements with carriers due to their size, reputation, relative financial stability or longer operating history.  If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

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

 During the quarter ended March 31, 2011, we issued a total of 833,334 shares of common stock at a sales price of $0.06 per share, for net proceeds of $50,000. We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  The Company used the proceeds from these sales of common stock for general corporate purposes.

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

THWAPR, INC.

Date: May 17, 2011	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2011	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)