Form 10-Q
period 2011-06-30
Thwapr, Inc.
filed 2011-08-15
CIK 1451598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock at August 12, 2011  was 54,169,129.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Balance Sheet as at June 30, 2011 (unaudited) and December 31, 2010 (audited)	4
	Statement of Operations for the three and six months periods ended June 30, 2011 and 2010 and for the period March 14, 2007 (Date of Inception) to June 30, 2011 (unaudited)	5
	Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and for the period March 14, 2007 (Date of Inception) to June 30, 2011 (unaudited)	6
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to June 30, 2011 (unaudited)	7
	Notes to the Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	20
ITEM 4.	CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21
ITEM 1A.	RISK FACTORS	21
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4.	REMOVED AND RESERVED	27
ITEM 5.	OTHER INFORMATION	27
ITEM 6.	EXHIBITS	27

SIGNATURES

i

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at June 30, 2011 (with comparative figures as at December 31, 2010) and the statement of operations for the three and six months ended June 30, 2011 and 2010 and for the period from March 14, 2007 (date of inception) to June 30, 2011, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to June 30, 2011, and the statement of cash flows for the six months ended June 30, 2011 and 2010 and for the period from March 14, 2007 (date of inception) to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position consisting of normal recurring adjustments, have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2010 and 2009, included in Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

THWAPR, INC.

CONTENTS

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

STATEMENT OF STOCKHOLDERS' DEFICIT	7

NOTES TO FINANCIAL STATEMENTS	8-16

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,585	$5,637
Accounts Receivable, net of allowance for doubtful accounts of $0 at June 30, 2011 and December 31, 2010	4,950	1,992
Prepaid Expenses	22,722	21,782

TOTAL CURRENT ASSETS	46,257	29,411

PROPERTY AND EQUIPMENT, NET	22,386	25,240

TOTAL ASSETS	$68,643	$54,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,691	$309,270
Convertible notes due to stockholders	519,457	80,479
Convertible notes	453,145
Amount payable to stockholders	340,905	206,526
TOTAL CURRENT LIABILITIES	1,447,198	596,275

LONG-TERM LIABILITIES
Convertible note, less discount of $17,292 and $19,792 at June 30, 2011 and December 31, 2010, respectively	7,708	5,208
Derivative liability	15,198	30,605
TOTAL LONG-TERM LIABILITIES	22,906	35,813

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible Preferred, $.0001 par value; 50,000,000 shares authorized; 46,961,636 shares issued and outstanding	4,706	4,706

Common stock, $.0003 par value; 300,000,000 shares authorized; 53,769,129 shares issued and outstanding at June 30, 2011	2,413	1,983
Additional paid-in capital	18,853,022	15,918,546
Deficit accumulated during the development stage	(20,261,602)	(16,502,673)
TOTAL STOCKHOLDERS' DEFICIT	(1,401,461)	(577,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,643	$54,651

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2011

					March 14, 2007
	For the Three Month Ended		For the Six Month Ended		(Date of Inception)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011

REVENUE	$5,700	$-	$6,208	$-	$10,700
COST OF SALES	47,397	-	95,374	-	111,645

GROSS LOSS	(41,697)	-	(89,166)	-	(100,945)

OPERATING EXPENSES:
Product Development	680,345	1,047,010	1,708,019	1,353,693	9,624,693
General and Administrative Expenses	668,074	1,508,018	2,003,231	2,096,528	10,557,770

TOTAL OPERATING EXPENSES	1,348,419	2,555,028	3,711,250	3,450,221	20,182,463

LOSS FROM OPERATIONS	(1,390,116)	(2,555,028)	(3,800,416)	(3,450,221)	(20,283,408)

OTHER INCOME (EXPENSES)
Interest Income	5	63	5	63	193
Other Income	43,198		43,198		43,198
Change in Derivative Liability	9,809	(68,900)	15,407	(68,900)	11,602
Interest Expense	(12,431)	(2,113)	(17,123)	(3,363)	(28,398)
Other Expense	-	-	-	-	(4,789)
TOTAL OTHER INCOME (EXPENSE)	40,581	(70,950)	41,487	(72,200)	21,806

NET LOSS	$(1,349,535)	$(2,625,978)	$(3,758,929)	$(3,522,421)	$(20,261,602)

Basic and diluted (loss) per share	$(0.03)	$(0.01)	$(0.07)	$(0.01)

Weighted average shares	53,769,129	471,858,786	53,194,499	450,388,323

The above shares of common stock retroactively reflect a 3-for-1 stock split in  February 2011.

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD FROM
MARCH 14, 2007 (DATE OF INCEPTION) THROUGH JUNE 30, 2011

			March 14, 2007
	For the Six Months Ended		(Date of Inception)
	June,		through
	2011	2010	June 30, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(3,758,929)	$(3,522,421)	$(20,261,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(43,198)	-	(43,198)
Stock based compensation	2,884,706	2,129,830	13,716,945
Amortization of note discount	2,500	2,500	7,708
Change in Derivative Liability	(15,407)	68,900	(11,602)
Depreciation Expense	6,702	5,843	24,853
Loss on Disposal of Fixed Assets	-	-	4,789
(Increase) decrease in:
Accounts Receivable	(2,958)	-	(4,950)
Prepaid Expense	(940)	(22,764)	(22,722)
Increase (decrease) in:
Accounts payable and accrued expenses	(117,759)	35,855	196,291
Accounts payable to stockholders	134,379	(6,370)	340,906

NET CASH USED IN OPERATING ACTIVITIES	(910,904)	(1,308,627)	(6,052,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,848)	(8,232)	(52,029)
NET CASH USED IN INVESTING ACTIVITIES	(3,848)	(8,232)	(52,029)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	450,000	-	450,000
Proceeds from convertible notes due to stockholders	427,500	60,000	530,000
Proceeds from sale of common stock, net	50,200	1,278,001	5,143,196

NET CASH PROVIDED BY FINANCING ACTIVITIES	927,700	1,338,001	6,123,196

NET INCREASE IN CASH	12,948	21,142	18,585

CASH AT BEGINNING OF THE PERIOD	5,637	23,820	-

CASH AT END OF PERIOD	$18,585	$44,962	$18,585

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$-	$2,660

THWAPR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)
THROUGH JUNE 30, 2011

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	12,857,136	429	(429)	-	-
Issuance of stock for cash ($.023 per share)	-	-	30,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	42,857,136	1,429	770,247	(454,014)	317,662
Issuance for cash, ($0.33 per share)	-	-	1,350,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	44,207,136	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($0.33 per share)	-	-	2,980,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(47,187,636)	(1,573)	-	-	-
Issuance for cash ($0.41 per share)	-	-	2,133,600	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	2,133,600	71	3,694,190	(3,820,896)	(125,062)
Issuance for cash ($0.42 per share)			1,207,200	40	495,460		495,500
Conversion of preferred stock to common	(15,729,212)	(1,573)	424,688,724	14,156	(12,583)	-	-
Shares added due to reverse merger	-	-	43,829,262	1,461	(1,461)	-	-
Issuance for cash ($0.42 per share)	-	-	750,000	75	312,425	-	312,500
Issuance for cash ($0.73 per share)	-	-	684,933	68	469,932	-	470,000
Issuance for cash ($0.83 per share)	-	-	910,800	92	731,369	-	731,461
Conversion of common stock to preferred	47,061,636	4,706	(423,554,724)	(14,118)	9,412	-	-
Amortization of warrants	-	-	-	-	7,113,192	-	7,113,192
Amortization of preferred stock issuance	-	-	-	-	2,468,749	-	2,468,749
Stocks issued for services	-	-	1,386,000	138	637,861	-	637,999
Net Loss	-	-	-	-	-	(12,681,777)	(12,681,777)

BALANCE, DECEMBER 31, 2010	47,061,636	$4,706	52,035,795	$1,983	$15,918,546	$(16,502,673)	$(577,438)

Issuance for cash ($0.06 per share)	-	-	833,334	280	49,920	-	50,200
Amortization of warrants	-	-	-	-	385,045	-	385,045
Amortization of preferred stock issuance for services	-	-	-	-	953,332	-	953,332
Common stock issued for services	-	-	750,000	105	551,895	-	552,000
Amortization of common stock issuance for services					60,659		60,659
Preferred stock forfeited	(100,000)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,409,394)	(2,409,394)

BALANCE, MARCH 31, 2011	46,961,636	$4,706	53,619,129	$2,368	$17,919,397	$(18,912,067)	$(985,596)

Amortization of warrants	-	-	-	-	213,605	-	213,605
Amortization of preferred stock issuance for services	-	-	-	-	595,834	-	595,834
Common stock issued for services	-	-	150,000	45	59,955	-	60,000
Amortization of common stock issuance for services					64,231		64,231
Net Loss	-	-	-	-	-	(1,349,535)	(1,349,535)

BALANCE, JUNE 30, 2011	46,961,636	$4,706	53,769,129	$2,413	$18,853,022	$(20,261,602)	$(1,401,461)

The above shares of common stock retroactively reflect a 3-for-1 stock split in February 2011.

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

Development Stage Activities

Since inception the Company has not conducted any significant revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through June 30, 2011 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 (formerly Statements of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises”).  The Company is focusing its efforts in two areas during the development stage. First, the Company has devoted a substantial time and resources to software development related to the service it provides.  Second, the Company has spent significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

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

The following table summarizes fair value measurements by level at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$18,585	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$15,198

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III
Cash and cash equivalents	$5,637	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$30,605

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the six months ended June 30, 2011.

Level 3 Liabilities
Derivative Liability
Balance as of December 31, 2010	$30,605
Changes in value of Derivative Liability	(15,407)
Balance as of June 30, 2011	$15,198

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants with the following assumptions: expected life of 3.5 years; risk-free interest rate of 1.76%; dividend yield of 0%; and expected volatility of 200%.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the development and testing of video and picture sharing technology.  During the three months ended June 30, 2011 and 2010, product development costs amounted to $680,345 and $1,047,010, respectively.  During the six months ended June 30, 2011 and 2010, product development costs amounted to $1,708,019 and $1,353,693, respectively.

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

Earnings (Loss) per Share

The Company utilizes FASB ASC 260.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The number of shares of common stock retroactively reflect the 3-for-1 stock split that occured in February 2011.

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

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2012. Other than requiring additional disclosures, the adoption of this new guidance should not have a material impact on our financial statements.

3.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2011	2010
Computer equipment	$41,663	$37,815
Furniture and fixtures	3,138	3,138
Leasehold improvements	668	668
	45,469	41,621
Accumulated depreciation	(23,083)	(16,381)
Property and equipment, net	$22,386	$25,240

Depreciation expense for the three and six months ended June 30, 2011 was $3,175 and $6,702, respectively.

4.           RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO and Senior Vice President Product. Amounts incurred to these individuals who were stockholders at the time were in lieu of salaries and represented compensation for services rendered as executives and directors of the Company. During the three months ended June 30, 2011 and 2010 the amounts incurred to these stockholders were $171,225 and $105,000, respectively with $159,663 remaining unpaid at June 30, 2011.  During the six months ended June 30, 2011 and 2010 the amounts incurred to these individuals were $371,475 and $225,000, respectively with $228,662 remaining unpaid at June 30, 2011.

5.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

On June 1, 2011, the Company entered into a six month lease agreement beginning June 1, 2011for office space, furniture, Internet connectivity and telephony in New York, New York for $8,395 per month.  As of June 30, 2011 a commitment of $41,975 remained on the agreement.

One May 16, 2011, the Company entered in to a one year lease agreement beginning August 1, 2011 for office space, furniture, Internet connectivity and telephony in Las Vegas, Nevada for $1,169 per month.  As of June 30, 2011 a commitment of $14,028 remained on the agreement.

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

At June 30, 2011, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2027 to 2030.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire through 2030.  The amounts of operating loss carryforwards are not determined.

At June 30, 2011 and December 31, 2010, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

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

During the three months ended March 31, 2011, the Company issued six separate notes totaling $277,500 to a stockholder. The notes bear interest at 7% per annum. The terms of conversion are still being negotiated. A loan discount may be recorded for the value of the conversion feature when both parties agree on the conversion terms. The notes along with the accrued interest are fully due and payable one year from the date of issue in either cash or restricted shares of common stock at a price mutually agreeable to both parties at the time of conversion on cash.

During the three months ended June 30, 2011, the Company issued three separate notes totaling $150,000 to two stockholders.  The notes bear interest at 7% per annum and are convertible to common stock at price to be mutually agreed upon.  Should the Company and the note holder not agree on a price, the note holders may, at their discretion convert the notes to common stock at the most favorable  price for which the Company has sold restricted common stock since April 1, 2010. The notes along with accrued interest are fully due and payable one year from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000.

8.           CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of convertible notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million (the “Notes”).  Additionally, each investor in the Notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be exercisable at the same price per share as the conversion of the Note.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share (pre 3-for-1 stock split of February 2011).  As of June 30, 2011 and December 31, 2010 the Company had issued Notes aggregating $25,000 with a discount amounting to $17,292 at June 30, 2011 being amortized over the term of the note.

During the three months ended June 30, 2011, the Company issued four separate notes totaling $450,000 to an individual.  The notes bear interest at 7% per annum and are convertible to common stock at price to be mutually agreed upon.  Should the Company and the note holder not agree on a price, the note holder may, at his discretion convert the notes to common stock at the most favorable  price for which the Company has sold restricted common stock since April 1, 2010.  The notes along with accrued interest are fully due and payable one year from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000 in debt or equity financing.

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

On March 24, 2011 the Board of Directors authorized the Company to offer for sale up to 100,000,000 shares of restricted common stock to raise up to $6,000,000.  As of June 30, 2011, 833,334 shares were sold under this offering.

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

For the three and six months ended June 30, 2011, compensation expense related to the issuance of these shares was $595,834 and $1,549,166, respectively.

The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	1.35% - 2.13%
Expected Life:	5 years
Expected Volatility:	200%
Dividend Yield:	0%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company for the six months ended June 30, 2011.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2010	36,678,840	$0.36
Granted	1,110,000	0.32
Expried/cancelled	(1,612,500)	0.49
Exercised	-	0
Outstanding at June 30, 2011	36,176,340	$0.36
Exercisable at June 30, 2011	33,490,088	$0.35

Awards Outstanding				Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	7.75 years	$0.33	$0.33	29,885,010	7.75 years	$0.33

$0.42	5,248,830	3.80 years	$0.42	$0.42	3,248,828	3.73 years	$0.42

$1.78	307,500	4.42 years	$1.78	$1.78	172,500	4.42 years	$1.78

$0.32	735,000	4.58 years	$0.32	$0.32	183,750	4.58 years	$0.32

Warrants to purchase 1,890,000 shares of stock at $0.33 per share have no maturity date.

Compensation expense related to outstanding warrants for the three and six months ended June 30, 2011 were $213,605 and $598,650, respectively.

10.         SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company issued two notes totaling $100,000.  The notes bear interest at 7% per annum and are convertible to common stock at price to be mutually agreed upon.  Should the Company and the note holder not agree on a price, the note holder may, at his discretion convert the notes to common stock at the most favorable  price for which the Company has sold restricted common stock since April 1, 2010.  The notes along with accrued interest are fully due and payable one year from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000 in debt or equity financing.

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

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  A description of our significant accounting policies is set forth in the notes to our audited financial statements for the year ended December 31, 2010, included in our Current Report on Form 10-K, as filed with the SEC on April 15, 2011.  As of, and for the three months ended June 30, 2011, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2010 included in our Current Report on Form 10-K filed on April 15, 2011.

Comparison of Three Month Periods Ended June 30, 2011 and June 30, 2010

The following table sets forth the results of our operations for the periods indicated:

	Three months ended June 30,
	2011	2010
Sales	$5,700	$—
Gross loss	(47,397)	—
Operating expenses:
Product Development	680,345	1,047,010
General and Administrative	668,074	1,508,018

Loss from operations	(1,390,116)	(2,555,028)
Net loss	$(1,349,535)	$(2,625,978)

Sales and Gross Profit

Sales for the three months ended June 30, 2011 and 2010 were $5,700 and $0, respectively.  Gross loss for the three months ended June 30, 2011 was $47,397.  As there were no sales for the three months ended June 30, 2010, such costs were included in Product Development Expense.

Product Development Expenses

Product Development Expenses for the three months ended June 30, 2011 decreased by 35.0% from $1,047,010 for the same period in 2010 to $680,345 in 2011.  The primary reason for the decrease was a reduction in non-cash compensation, payments to independent contractors and professional fees.

General and Administrative Expense

General and Administrative expenses for the three months ended June 30, 2011decreased by 55.7% from $1,508,018 for the same period in 2010 to $668,074 in 2011.  The primary reason for the decrease was a reduction in non-cash compensation and professional fees.

Loss from Operations

As a result of the foregoing factors we had a 45.6% decrease in loss from operation of $1,390,116 for the three months ended June 30, 2011, compared to an loss from operations of $2,555,028 for three months ended June 30, 2010.

Net Loss

Net loss for the three months ended June 30, 2011 was $1,349,535, a decrease of $1,276,443, or 48.6% from $2,625,978 for the same period in 2010.  This decrease in net loss was primarily attributable to the increases in the operating expenses and gross loss described above.  Included in the net loss was for the three months ended June 30, 2011 was other income of $40,581 which primarily consisted of $43,198 of forgiveness of debt partially offset by interest expense and the change in derivative liability related to long-term convertible notes.  Included in net loss for the three months ended June 30, 2010 was $70,950 of other expense primarily as a result of a change in the derivative liability of $68,900 related to the long-term convertible note.

Taxes for the three months ended June 30, 2011 and 2010 amounted to $0 and $0, respectively.

Comparison of Six Month Periods Ended June 30, 2011 and June 30, 2010

The following table sets forth the results of our operations for the periods indicated:

	Six months ended June 30,
	2011	2010
Sales	$6,208	$—
Gross loss	(89,166)	—
Operating expenses:
Product Development	1,708,019	1,353,693
General and Administrative	2,003,231	2,096,528

Loss from operations	(3,800,416)	(3,450,221)
Net loss	$(3,758,929)	$(3,522,421)

Sales and Gross Profit

Sales for the six months ended June 30, 2011 and 2010 were $6,208 and $0, respectively.  Gross loss for the six months ended June 30, 2011 was $89,166.  As there were no sales for the six months ended June 30, 2010, such costs were included in Product Development Expense.

Product Development Expenses

Product Development Expenses for the six months ended June 30, 2011 increased by 26.2% from $1,353,693 for the same period in 2010 to $1,708,019 in 2011.  The increase was mainly due to non-cash compensation expense partially offset by a decrease in the amounts paid to independent contractors.

General and Administrative Expense

General and Administrative expenses for the six months ended June 30, 2011 decreased by 4.5% from $2,096,528 for the same period in 2010 to $2,003,231 in 2011.  The primary reason for the decrease was due to a decrease in professional fees. This decrease was partially offset by an increase in non cash compensation and rent expense.

Loss from Operations

As a result of the foregoing factors we had a loss from operation of $3,800,416 for the six months ended June 30, 2011, compared to an operating loss of $3,450,211 for six months ended June 30, 2010, an increase of 10.1%.

Net Loss

Net loss for the six months ended June 30, 2011 was $3,758,929, an increase of $236,508, or 6.7% from $3,522,421 for the same period in 2010.  Included in the net loss was for the six months ended June 30, 2011 was other income of $41,487 which primarily consisted of $43,198 of forgiveness of debt partially offset by interest expense and the change in derivative liability related to long-term convertible notes.  Included in net loss for the six months ended June 30, 2010 was $72,200 of other expense primarily as a result of a change in the derivative liability of $68,900 related to the long-term convertible note.

Taxes for the six months ended June 30, 2011 and 2010 amounted to $0 and $0, respectively.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $18,585 and current liabilities of $1,447,198.  Our cash needs are primarily for working capital to support our ongoing operations. We presently finance our operations through the private placement of equity and debt securities. In order to continue with the launch of our products and services, support the growth of our customer base, increase revenue and expand operations we require additional capital.  We do not believe our existing capital resources are sufficient to meet our current obligations and operating requirements, and to meet our aggressive growth plan objectives additional capital will be required over the next 12 months. We will consider debt or equity offerings or institutional borrowing as potential means of financing these marketing objectives, however, there are no assurances that we will be successful in securing the required funding or that we will obtain terms that are favorable to us.

Net cash used in operating activities for the six months ended June 30, 2011 was $910,904 compared with net cash used in operating activities of $1,308,627 for the same period in 2010. Net cash used in operating activities for the six months ended June 30, 2011 was primarily due to net loss of $3,758,929 and a decrease in accounts payable and accrued liabilities of $117,759  partially offset by non-cash items not affecting cash flows of $2,835,303 and an increase of $134,379 in amounts payable to shareholders.   Net cash used in operating activities for the six months ended June 30, 2010 was mainly due to net loss of $3,522,421 partially offset by non-cash items not affecting cash flows of $2,207,073.

Net cash provided by financing activities was $927,700 for the six months ended June 30, 2011, compared with $1,338,001 net cash provided by financing activities for the same period in 2010.  Cash provided by financing activities during the six months ended June 30, 2011 and 2010 resulted from the proceeds from sales of our common stock and from the issuance of convertible notes to stockholders and non-stockholders.

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

We did not experience any material changes in interest rate exposures during 2010 and 2011, to date.  Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at June 30, 2011, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have minimal revenues and have incurred and expect to continue to incur substantial losses.

Since inception through June 30, 2011, we have not generated any significant revenues.  We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future.  For the months ended June 30, 2011, our net loss was $1,349,535 and our accumulated deficit, excluding non-cash charges, was $6,544,658.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations.  In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations.  It is uncertain when or if we will generate revenues from product sales or the licensing of our technology.

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

We do not currently maintain a full time staff dedicated to sales, marketing and distribution of our services.  Our strategy is to enter into agreements or other arrangements with carriers to market our products and services.  We need to develop and maintain strategic relationships with these entities in order for them to market our products and services to their end users.  We expect to face severe competition in this effort to establish strategic relationships from other companies vying for the same type of relationships with carriers.  Some of these competitors may have a competitive advantage over us in obtaining agreements with carriers due to their size, reputation, relative financial stability or longer operating history.  If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

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

None

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

THWAPR, INC.

Date: August 15, 2011	/s/ Bruce Goldstein
Name: Bruce Goldstein
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)