Form 10-K
period 2011-12-31
Thwapr, Inc.
filed 2012-04-16
CIK 1451598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

410 S. Rampart Blvd. Ste. 390

Las Vegas, NV 89145

(Address of principal executive offices)

(702) 726-6820

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☑Yes  ☐ No

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

The number of shares outstanding of the registrant’s common stock at April 15, 2012 was 56,744,129.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 INDEX

Page
Number
PART I
ITEM 1.	DESCRIPTION OF THE BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERES AND PURCHASE OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESRESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS
ITEM 9.	FINANCIAL MATTERS
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	RELATED STOCKHOLDER MATTERS
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 13.	INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

General

The primary purpose of the Company is to develop systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. The Company developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices and from Websites to mobile devices..  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, the Company expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. The Company plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors and content owners. The Company also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, the Company launched a public beta test of its service.

The Company launched its service in 2010 under the name ThwaprTM, a trademark owned by the Company. Thwapr has been in the developmental stage since inception, and to date has not generated any meaningful revenues. The Company will not generate such revenues until a significant number of users and brands have signed up for and are using the service. The effort to enter into agreements with “brand names” has been recently launched, and the Company’s ability to achieve its full revenue potential will depend in major part on have adequate working capital and personnel to launch a robust sales and marketing effort. The Company has recently suffered from a significant working capital shortage and, despite receiving certain funding from new management, will require a significant infusion of capital to achieve its business goals.

The technology underlying Thwapr’s product is complex, a significant amount of development expense has gone into creating its service infrastructure. To minimize start-up costs, Thwapr only uses independent contractors for its activities and has no full-time employees and does not own any real estate or personal property. For its research and development and other operations, Thwapr employs independent contractors on a part-time and full-time basis. Thwapr expects to convert most of these independent contractors to employees over time as funding becomes available. However, there can be no assurance that such funding will become available or if so, that it will be on terms that are favorable to the Company and its stockholders.

Thwapr’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements.  (See “Risk Factors.”)

Market Overview

While video and picture sharing on the Internet have been around for some time now, the task can be cumbersome and frustrating on most mobile devices. Multiple carriers and phone types with limited or no interoperability make this potentially powerful communications frustrating and difficult to use. Compounding this problem is the continuing trend for mobile phone equipment manufacturers to offer new phones with additional capabilities while the mobile phone carriers are enhancing their 3G (and soon 4G) networks to allow users to take advantage of these capabilities. Additionally, users wishing to share videos from a camera phone are at times required to synchronize their phones with a computer, making the process impossible while strictly mobile. As a result, the Company believes that the promise of real-time video sharing is rarely realized.

MMS. One possible solution is the use of MMS (Multimedia Messaging Service) to send pictures and videos. MMS is a standard developed by the Open Mobile Alliance, an industry consortium. MMS can be an effective way to send pictures from one person to another, but as the mobile experience moves from photo to videos, and more importantly from point to point communication to social networks, MMS may begin to encounter substantial scalability issues. MMS approaches sending of rich media with a lowest common denominator to provide a video experience that will be common across handsets rather than providing the best possible experience a handset can provide. More specifically, MMS does not work consistently for video and relies on the H.263 legacy video compression method (which is no longer state of the art) which typically generates quarter screen resolution and which Thwapr believes is limited to just 176 x 144 pixels. Also, Thwapr’s internal testing between different types of handsets and carriers, showed that MMS delivery failures were frequent, in some cases approaching an 80% failure rate.

We also believe that MMS has other limitations, including the fact that

•	MMS videos are generally limited in duration by file size;

•	an MMS file is not stored in “The Cloud” and therefore is generally not accessed easily from a personal computer;

•	MMS video generally does not include location information, also called a “geotag,” which we believe can significantly enhance the social networking experience;

•	although possible, the process to post an MMS picture or video to social networking devices is complicated for most users; and, the MMS standards cannot be changed easily, which means that even as new technologies are developed for MMS, there are likely to be delays in enhancement, implementation and evolution of the technology.

Video on Mobile Phones. Most major manufacturers of mobile phones either already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles. Dozens of companies have developed and continue to maintain databases that capture the differences between handsets, at significant expense. Some of the hardware-related mobile video considerations include:

•	High resolution color screens that can render a quality video experience in portrait or landscape mode. Quality is determined by brightness, the ability to generate a high number of colors, and screen visibility indoors and outdoors. Screen size also impacts the overall user experience.

•	Video tends to have little value without being accompanied by acceptable audio. A number of standard and proprietary audio codes have been developed to achieve maximum quality with minimum network impact at the lowest cost.

•	Handset based clients are required for streamed and downloaded video content. The variety of media players -- and associated DRM schemes -- means phones can often only play formats that are supported by that player.

Smartphones. Smartphones have emerged as a fast growing sector of the market, blending multi-media, data and internet access and mobile communications. Additionally, Thwapr believes that the smartphone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging. Thwapr also believes that as smartphones continue to penetrate the market, demand for video sharing services will grow dramatically. Mobile phone equipment manufacturers continue to offer new phones with additional capabilities, while the mobile phone carriers will need to enhance their 3G and soon 4G networks to allow users to take advantage of these capabilities.

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

While the entire market is nascent, Thwapr believes that leaders will emerge based on their brand recognition, number or users in their network, ease of use and financial resources. Additionally, many of these services are free while others charge a use or monthly fee. Others appear to be focused on an advertising based model. At this time, the size of the market is indeterminable but is generally thought to be growing and viable. Thwapr believes that the size and ultimate viability of the market will be based on the ease of use, cost to use, adoption rate of smartphones and the acceptance of brands that mobile is a viable advertisng medium.

Competition. The industry for services and applications related to mobile phones is extremely competitive and fragmented but includes several large companies with worldwide name brand recognition and substantial financial resources.   In attempting to attract users to its proposed service, Thwapr will be competing with online providers of audio and video entertainment, web-based video channels, social networking Internet sites and other similar businesses that compete for the general public’s business in this market. There can be no assurance that other companies will not develop technologies superior to Thwapr’s technology, that new technologies will not emerge that render Thwapr’s technology obsolete or that a competing company or companies will not be able to capture more market share than Thwapr due to name recognition and the expenditure of greater amounts for marketing and advertising. Moreover, such brands as YouTube and Facebook have already begun a move to the mobile market.

Other competitors include the following, segregated by their video and picture sharing approaches:

•	Mobile-to-Web and Web-to-Mobile: Flixwagon, Kyte, Zannel, TwitVid, Shozu, Livestream, Vidly, Viddy, Vlix, and TwitPic.

•	Mobile-to-Mobile: Qik, SocialCam

•	Proprietary Mobile-to-Mobile: Movius, LiveCast, Aylus Networks, and Knocking Live.

•	Mobile Distribution for B2B: Mogreet, VuClip, Kit Digital, NetBiscuits, Nelly Moser, and Ooyala Mobile.

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

Thwapr believes that mobile phones with text messaging and a data plan can automatically show a Thwapr picture or play a Thwapr video clip. Thwapr can serve instant-play video to a phone dynamically using its cloud-based servers. A Thwapr user can shoot or select a picture or video and email it to their Thwapr account. From Thwapr’s mobile browser interface, a user can select one or more people with whom to share the picture or video. Thwapr then sends the recipients a text message with a URL link in it, which enables the viewing of the picture or the video. Thwapr users may also upload media content from a desktop computer such as a Mac or PC and share the content to mobile users; likewise they can upload content from a native application platform (i.e., Apple iPhone OS) and share to those same users.

Recipients of the video or picture do not need to sign-up, login, or even know that their phone has a media player to receive media content. Thwapr determines mobile phone attributes that a user has based on a set of unique device detection processes. Thwapr deploys a distributed database regarding how to serve pictures or video to each kind of phone. Thwapr delivers different types of video experiences based on phone type and can deliver such photos to all phones regardless of phone type. For example, on an Apple iPhone, progressive download video is served; for a Blackberry Curve, streaming video is deployed; on a Motorola RAZR, a 3GP download file is utilized, and on a legacy flip phone, an animated GIF preview may be shown. Users who receive content can also post their Thwapr media into major social networks such as Facebook or Twitter.

Smartphone Apps. One popular feature of Smartphones is the use of “Apps.” Apps, short for application software, are designed to help a user perform specific tasks. Generally, Apps are downloaded by users from an app store directly on to their mobile phone. While the Thwapr service does not require an App, Thwapr understands the desirability of having one. To that end, Thwapr has partnered with a mobile app software developer to develop an App for the Apple iPhone. This App allows iPhone users to more easily and quickly capture pictures and video and share this media with contacts in the iPhone address book via the Thwapr service. The App provides additional features such a geotagging. In the future, Thwapr plans to have additional Apps developed for Smartphones using the Android, RIM and Symbian mobile phone operating systems. This will be subject to the availability of funding and the relative take up rates of the service on those platforms. As other Smartphones lead the market, Thapr intends to create an App for same, assuming funding is available.

Disadvantages of Thwapr. While Thwapr believes its approach to mobile video and picture sharing has many advantages over alternative approaches, it does also have some disadvantages. First, to use the Thwapr service, the user must purchase a data plan from their service provider. Second, Thwapr customers may be notified of their Thwapr service via text messaging. Should the user not have an unlimited data plan, this could result additional usage charges. Finally, the current Thwapr service is a multi-step process and until we develop applications for the service, some users may believe the process is too time consuming and complicated.

Revenues and Customers

General. Thwapr is expected to generate revenues from two primary sources: providing services to brands and content providers in which Thwapr is paid to distribute branded videos and branded user experience to mobile phones and through advertising and sponsor supported distribution of videos. Thwapr believes that it has the potential to achieve significant market penetration and growth since every user of the product, by virtue of inviting or sharing with their friends to be part of their personal media network, could generate many additional users for the Thwapr service. Thwapr believes that the branded business nature of its business model is essential to understanding the potentially explosive growth of its services user base. While this potential exists, Thwapr has not yet experienced the material growth of these branded relationships that evidences this potential without an experienced sales and marketing team. As a result, the assumption for viral user acquisition remains untested at this time.

Advertising. Thwapr’s customers are expected to drive the opportunity for advertising insertions. Thwapr is designing its service interface and workflow to maximize the use of ad insertions without becoming obtrusive. In the future, Thwapr may offer premium services for which it will be able to charge the user directly. Finally, Thwapr expects to partner with brands that will sponsor the delivery of pictures and videos and to charge a fee for delivering each unit of media. Thwapr’s business model is expected to be principally driven by the revenues of businesses and brands paying Thwapr for the distribution of video content to devices. Revenues from ads can help the large volume of page-views generated by its users; Thwapr’s unique ability to provide ad-insertions pre- and post-roll, automatically transcoded to play on each target mobile device will further enhance revenue. Additionally, Thwapr has identified sponsorship-advertising opportunities leveraging its ability to contextualize advertising around user profiles and geo-location information. This combination of video insertion and contextualized targeted advertising should make Thwapr compelling to advertisers targeting the mobile space. Thwapr also plans to offer premium services and ad-free services for monthly subscription levels. Thwapr is currently surveying the market to determine what can be charged for such services; however, its immediate focus is on ad-insertions.

Thwapr is attempting to monetize its users by building revenue opportunities into its products; to wit, by sharing a video with a nonuser. In this way, the use can invite the nonuser to use Thwapr services. This viral model can potentially dramatically drive up the number of users, and in turn, the page-views activated by these users. The potential for this revenue stream exists, but Thwapr has not yet reached a stage where that potential has been validated. As a result, delivering on this potential contains significant risks, as discussed in the “Risk Factors” section of this document.

Sales and Distribution. Thwapr intends to acquire new users of its service through strategic partnerships, targeted paid user acquisition campaigns and the viral growth derived from social media.

Thwapr intends to generate revenue from three sources: (a) recurring revenue from brands and content owners; (b) premium services; and (c) advertising.

We believe that there are five planned distribution channels for Thwapr’s services:

•	Thwapr’s mobile and desktop website;

•	Partner and sponsor websites that will offer a “Share To Phone” button, which accesses Thwapr’s service and enables sending of partner content to partners users;

•	Applications stores;

•	Handset and carrier partnerships and bundling deals; and

•	Third party applications which access Thwapr’s Application Programmers Interface (API).

Pending Business Relationship. Thwapr currently distributes content for a variety of prospective customers in a test or trial mode in a variety of vertical markets. This is a prototype service with no guarantee of future contracts or revenues. Thwapr is in various stages of discussion and negotiations with a variety of entertainment and sports brands to provide mobile video distribution service to these brands; the objective is to convert trial activity into permanent, revenue generating activity in 2012. At the date of this Report, no definitive agreements have been signed and there can be no guarantee that any such definitive agreements with any of these brands will be signed. Furthermore, Thwapr is exploring selling its products in foreign markets though joint venture, but to date, no such agreements have been entered into.

Third Party Developers. Thwapr also intends these services for third party developers: (a) a ”Share To Phone” button which allows any website to add Thwapr’s services and (b) an Application Programmers Interface (API), which will allow third party smartphone application developers to utilize our services from multiple platforms.

Technology

Thwapr is designed to solve the problem of sharing multimedia content, particularly digital video from one mobile device user to one or many other mobile devices. To successfully support interoperable multimedia sharing, Thwapr’s platform must deal with a multitude of file formats, bit rates, screen resolutions, interaction modes, and audio and video codes, all of which create complexity within the framework of mobile video experience.

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

Transcoding Solution. The centerpiece of the Thwapr technology is a hybrid transcoding system. Thwapr’s transcoding technology can detect, in real-time, the handset, carrier and operating system of each destination device to determine mobile device attributes (video formats, screen size and type, browser, operating system) and then delivers videos and photos individualized for each user's device and carrier in real-time; this is combined with selective pre-transcoding for a small commonly used set of formats. The complete process utilizes hybrid transcoding and adaptive rendering, a differentiator versus other approaches to mobile media sharing. Thwapr anticipates that this seamless process will afford users a very easy to use service, while delivering the highest quality video and Web experience that such user's phone can support. Thwapr’s infrastructure integrates multiple databases, sourced commercially and via open source, and updated on a regular basis to determine optimization parameters for the transcoding process. Ultimately, thousands of devices and permutations of operating systems may have to be addressed in the Thwapr device optimization database. There can be no assurance that Thwapr will be able to service all of the mobile phones that will be introduced into the market.

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

In November 2011 certain amendments to the patent applications were filed as final. There can be no guarantee that Thwapr will be awarded a patent on any or all of the subject areas described above.

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

Employees

The Company currently has no employees.  The Company engages the services of independent contractors to assist it with management in developing our product and service offerings. We plan to engage full-time employees, including transferring some or all of these contractors to employee status, as our business develops and when we obtain sufficient working capital.

Recent Developments

Line of Credit and Restructuring Purchase Agreement

On February 23, 2012, the Company entered into a line of credit and restructuring purchase agreement (the “Credit Agreement”) with Ron Singh, the President and CEO of the Company.

Under the terms of the Credit Agreement, Mr. Singh agreed that he or his affiliates would make available to the Company a maximum $200,000 line of credit ("Line of Credit") to be funded in installments over the next four months. The amount of the advances under the line of credit would be used for working capital and to pay or reduce certain of the accounts payable and accrued expenses of the Company deemed to be critical by an executive committee of the board of directors, consisting of Mr. Singh and Barry Hall, the Chief Financial Officer. All advances under the Credit Agreement were evidenced by a 6% convertible secured note of the Company payable upon demand, and all advances were secured by a first lien and security interest on all of the Company’s assets. In addition, the holder of the secured note may at any time elect to convert the note into shares of the Company’s common stock at a conversion price equal to 75% of the 20 day volume weighted average trading price of the shares at the time of conversion. As at the date of this Report, an aggregate of $125,000.00 has been advanced to the Company under the Line of Credit.

Change in Management and Board of Directors

Under the terms of the Credit Agreement, a consulting agreement between the Company and Universal Management, an affiliate of Bruce Goldstein, the former President and CEO of the Company, was terminated. Mr. Singh became the President and CEO of the Company, replacing Mr. Goldstein. Mr. Goldstein has also resigned as a member of the board of directors. Concurrently, Robert Rosenblatt resigned from the Board of Directors for personal reasons.

Mr. Singh has been appointed to the Company’s board of directors as its Chairman. Two additional directors have also been appointed to the board of directors: Mr. Guriqbal Randhawa and Mr. Gurmit Brar. As a result, the Company’s board of directors now consists of five members.

Restructuring Plan

On March 23, 2012, the Company announced a restructuring plan as part of the Company’s efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables”), in addition to seeking to raise additional working capital, the Company’s management has commenced to implement a debt restructuring plan (the “Restructuring Plan”).

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 Line of Credit which was payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

In addition to the issuance of the New Notes, the Company’s management is seeking to negotiate separate settlement and deferred payment arrangements with certain of its creditors holding Company Payables, including Bruce Goldstein, the former President and CEO of the Company. In some cases, the Company intends to offer such creditors payment of 80% of their payables in the form of 6% Company notes payable on March 31, 2013, but subject to mandatory prepayment out of the net proceeds, if any, received by the Company in connection with any one or more future financings, to the extent of such net proceeds that are in excess of $1.5 million. The balance of such payment would be in the form of restricted shares of Company Common Stock which the Company proposes to issue at $0.015 per share.

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company intends to issue to such investors such additional “make good” shares at a value of $0.015 per share during the second quarter of 2012. The Company intends to issue as many as 191,880,135 additional shares of Common Stock to such investors; provided, that no investor shall receive or accept such additional “make good” shares that would cause such investor to beneficially own (within the meaning of Rule 13d-3 of the Securities Act of 1933, as amended) more than 9.99% of the Company’s outstanding Common Stock.

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

Our independent registered public accounting firm expressed an opinion on our consolidated financial statements which includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses and our lack of liquidity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern may also make it more difficult for us to initiate and secure new customer relationships.

We have minimal revenues and have incurred and expect to continue to incur substantial losses.

Since inception through December 31, 2011, we have not generated any significant revenues. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2011, our net loss was $6,201,795 and our accumulated deficit, excluding non-cash charges, was $7,580,802. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our short term business needs and we will need to generate revenue or receive additional investment in the Company to continue operations. In addition, our business operations may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. We expect that capital outlays and operating expenditures will continue to increase as we attempt to expand our infrastructure and development activities and we will require significant additional capital in order to implement our business plan and continue our operations. It is uncertain when or if we will generate revenues from product sales or the licensing of our technology. Accordingly, There can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

We require significant additional working capital to conduct our business and maintain our operations.

The current level of our revenues is not sufficient to finance our operations on a long-term basis.   At April 15, 2012, we had cash on hand of approximately $20,000 and outstanding indebtedness to vendors and other creditor (excluding $1,664,847 owed to holders of the New Notes) of approximately $905,000. In addition, the Company requires approximately $40,000 per month on an annualized basis for operating expenses to fund the costs associated with our financing activities; SEC reporting; legal and accounting expenses of being a public company; other general and administrative expenses; research and development, regulatory compliance, and distribution activities related to our Thwapr technology; and ongoing compensation of our consultants. Based on our current cash position, without additional financing we may not be able to pay our obligations past June 2012. The monthly cash requirement for operating expenses does not include any extraordinary items or expenditures.

Accordingly, if we do not receive additional financing by the end of the second quarter of 2012, we will likely be unable to continue testing our service and roll out our development plans. In such event we may no longer be able to pay our continuing obligations when due or to continue to operate our business.  As a result, we might be required to cease operations or seek protection under the U.S. bankruptcy laws.

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

We do not currently have an organization for the sales, marketing and distribution of our services. Our strategy is to enter into agreements or other arrangements with carriers to market our products and services. We need to develop and maintain strategic relationships with these entities in order for them to market our products and services to their end users. We expect to face severe competition in this effort from other companies vying for the same type of relationships with carriers. Some of these competitors may have a competitive advantage over us in obtaining agreements with carriers due to their size, reputation, relative financial stability or longer operating history. If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s corporate office is located at 410 S. Rampart Blvd, Ste. 390, Las Vegas, NV. We currently rent approximately 200 square feet through a lease which expires July 2012 for rent $1,169 per month. Under the terms of the lease no rent is payable for June or July.

ITEM 3. LEGAL PROCEDINGS

On March 27, 2012, Bruce Goldstein and Universal Management, Inc. ("Universal") filed a summons and complaint against the Company in the Supreme Court of the State of New York County of New York. This suit is based on an alleged breach of contract concerning Mr. Goldstein's employment contract with the Company. Mr. Goldstein owns Universal, through which the Company engaged Goldstein to act as a consultant and later President and CEO of the Company. Mr. Goldstein seeks damages in excess of $225,000. The Company and Mr. Goldstein are in disagreement regarding the amounts owed him for past compensation. The Company also believes that it has substantial defense to Mr. Goldstein’s claims and intends to defend the suit vigorously. As this complaint was only recently served, the Company has not yet taken further action and is discussing its options with outside counsel.

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

Year Ending December 30, 2011

Quarter Ended:	Common Stock
	High	Low
March 31, 2011	$1.31	$0.22
June 30, 2011	$0.60	$0.16
September 30, 2011	$0.32	$0.06
December 31, 2011	$0.20	$0.

Year Ending December 30, 2010

Quarter Ended:	Common Stock
	High	Low
March 31, 2010	N/A	N/A
June 30, 2010	$0.49	$0.29
September 30, 2010	$0.56	$.049
December 31, 2010	$0.61	$0.57

As of April 15, 2012, there were approximately 33 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended December 31, 2011 to the same period in 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO 2010

Revenues, Cost of Revenues and Gross Loss

Revenues for the year ended December 31, 2011 were $33,338 compared to $4,492 in 2010 when the Company had one only begun conducting revenue generating activities at the end of the year. Revenues in 2011 and 2010 resulted from contracts with five and two customers, respectively.

Cost of Revenues for the year end December 31, 2011 were $197,838 compared to $16,271 in 2010. Cost of revenues are primarily fixed costs related to the hosting, transcoding and delivery of video to mobile phones as well as the Company’s proprietary short code used in text messaging users of our service. As the Company introduced its service the amount of fixed costs increased in order to accommodate a planned expansion in customers

As a result of the above the Company had a gross loss of $164,500 and $11,779 on its revenues for the years ended December 31 2011 and 2010, respectively.

Product Development Expenses

Product Development Expenses for the year ended December 31, 2011 decreased by 70.9% from $6,813.126 for the same period in 2010 to $1,983,024 in 2011. The decrease was mainly due to a reductions non-cash compensation expenses related to warrants issued to independent contractors, a reduction in fees paid to independent contractors as development activities slowed and a reduction in development supplies as a result of a shift of those expenses to Cost of Revenues.

General and Administrative Expense

General and Administrative Expenses for the year ended December 31, 2011 decrease by 32.4% from $5,840,382 for the same period in 2010 to $3,950,966 in 2011. The primary reasons for the decrease were decreases of in non-cash compensation expenses professional fees for legal fees and marketing consulting. The decrease was partially offset by an increase in rent expense and insurance expense.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $6,098,490 for the year ended December 31, 2011, compared to an operating loss of $12,665,287 for the same period in 2010.

Net Loss

Net loss for the year ended December 31, 2011 was $6,201,796, an decrease of $6,479,981, or 51.1% from $12,681,777 for the same period in 2010. This decrease in net loss was primarily attributable to the decrease in the operating expenses described above. Also included in the loss for the year ended December 31, 2011 interest expense of $172,912 primarily attributable to a charge related to the conversion of notes payable to common stock and also for interest accrued on notes payable. This was partially offset by a change related to the change in derivative liability of $28,904 and other income of $43,198 related to forgiveness of debt.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalents of $8,083 and current liabilities of $2,147,337. Our cash needs are primarily for working capital to support our operations and develop our technology, products and services. We presently finance our operations through the private placement of equity and debt securities. As of the date of this report we do not have sufficient capital in order to launch our products and services, grow our customer base, increase revenue and expand our operations. As we have in the past, we rely on obtaining ongoing investments to maintain our business. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

On March 23, 2012 the Company announced a restructuring plan as part of the Company’s efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables”), in addition to seeking to raise additional working capital, the Company’s management has commenced to implement a debt restructuring plan (the “Restructuring Plan”).

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

In addition to the issuance of the New Notes, the Company’s management is seeking to negotiate separate settlement and deferred payment arrangements with certain of its creditors holding Company Payables, including Bruce Goldstein, the former President and CEO of the Company. In some cases, the Company intends to offer such creditors payment of 80% of their payables in the form of 6% Company notes payable on March 31, 2013, but subject to mandatory prepayment out of the net proceeds, if any, received by the Company in connection with any one or more future financings, to the extent of such net proceeds that are in excess of $1.5 million. The balance of such payment would be in the form of restricted shares of Company Common Stock which the Company proposes to issue at $0.015 per share.

Net cash used in operating activities for the year ended December 31, 2011 was $1,350,474 compared with net cash used in operating activities of $2,093,938 for the same period in 2010. Net cash used in operating activities for year ended December 31, 2011 was mainly due to net loss of $6,201,795, partially offset by non-cash expenses that did not affect cash flows of $4,292,088. Net cash used in operating activities for year ended December 31, 2010 was mainly due to net loss of $12,681,777, partially offset by non-cash expenses that did not affect cash flows of $10,219,941.

Net cash used in investing activities was $3,848 for year ended December 31, 2011, compared with $11,205 used in investing activities for the same period in 2010. Cash was used in investing activities in 2011 to purchase property, equipment.

Net cash provided by financing activities was $1,356,768 for the year ended December 31, 2011, compared with $2,086,960 net cash provided by financing activities for the same period in 2010. Cash provided by financing activities during the year ended December 31, 2011 and 2010 resulted from proceeds from sales of our common stock and issuance of convertible notes.

FINANCING ACTIVITIES

During the year ended December 31, 2011 the Company sold unregistered common stock totaling $50,200. In each instance the sales price reflected the fair market value of the stock on the date of sale. We issued the shares in reliance on Section 506 of Regulation D and/or Regulation S of the Securities Act, and comparable exemptions for sales to "accredited" investors under state securities laws.  We used the net proceeds from these sales of common stock for general corporate purposes.

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

During the three months ended December 31, 2011, the Company issued two separate notes totaling $91,000 to a stockholder. The notes bear interest at 7% per annum and are convertible to common stock at a price to be mutually agreed upon. Should the Company and the note holder not agree on a price, the note holder my, at his discretion convert the notes to common stock at the most favorable price for which the Company has sold restricted common stock since April 1, 2010.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent on the Company raising $4,000,000 in debt or equity financing.

On October 28, November 4, November 9, and November 16, 2011 the Company issued four separate notes totaling $65,568. These notes were convertible contingent upon raising $4.0 million. Subsequent to December 31, 2011, these notes have been amended and they are convertible to the company’s $.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The notes mature on December 31, 2012 and do not bear interest.

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

Accounting Pronouncements Recently Adopted

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

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

We did not experience any material changes in interest rate exposures during 2010 and 2011, to date. Hence, the effect of the fluctuations of the interest rates is considered minimal to our business operations. Based upon economic conditions and leading market indicators at December 31, 2011, we do not foresee a significant adverse change in interest rates in the near future and do not use interest rate derivatives to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTINGS ON ACCOUNTING AND FINANCIAL MATTERS.

None.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTIORS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

As at December 31, 2011:

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2011:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Bruce Goldstein*	Director, CEO and President	2010	63
Barry Hall	Director, Chief Financial Officer and Secretary	2010	63
Robert Rosenblatt*	Director	2010	54
Leonard Dreyer	Director	2010	68

*On February 27, 2012 Mr. Goldstein and Mr. Rosenblatt resigned from the Board of Directors.

As at April 15, 2011:

The following table sets forth certain information concerning our directors and executive officers as of April 15, 2011:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Ron Singh	Director, CEO and President	2012	42
Barry Hall	Director, Chief Financial Officer and Secretary	2010	63
Leonard Dryer	Director	2010	68
Guriqibal Randhawa	Director	2012	39
Gurmit Brar	Director	2012	39

The terms of the Board of Directors will expire at the next annual meeting of stockholders. Our officers are elected by the Board of Directors and hold office at the will of the Board.

BACKGROUND EXPERIENCE OF CURRENT AND FORMER DIRECTORS AND OFFICERS

Bruce Goldstein. From November 2008 to February 2012, Mr. Goldstein served as the Chief Executive Officer of Thwapr. Prior to becoming CEO, Mr. Goldstein served as the acting President of Thwapr from March 2007 to November 2008. Mr. Goldstein has been a director of Thwapr since March 2007. Mr. Goldstein was appointed CEO pursuant to an agreement between Universal Management, Inc. and Thwapr dated November 2008. Mr. Goldstein concurrently serves as the President and CEO of Universal Management, Inc., where he has served for the past five years. Mr. Goldstein resigned as a director and was terminated as Chief Executive Officer in February 2012.

Ron Singh. For the past five years, Mr. Singh has worked for Trivandrum India Fund Management Ltd. as its head of private equity investments.

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

Guriqibal Randhawa Since 2004, Mr. Randhawa has been the Chief Executive Officer of Trivandrum Capital Corp. (“Trivandrum”), a private venture capital firm.

Gurmit Brar. Since 2006 Mr. Brar, has worked at Trivandrum as an engineering analyst.

Robert Rosenblatt. Since 2006 Mr. Rosenblatt has worked as a management consultant under the name of Rosenblatt Consulting LLC specializing in mergers and acquisition and strategic alliances. From November 2004 to March 2006 Mr. Rosenblatt served as Group President and Chief Operating Officer of Tommy Hilfiger B.V. Prior to his position at Hilfiger, Mr. Rosenblatt was President of Home Shopping Network USA and CFO and Senior Vice President of Bloomingdale's Department Stores. Mr. Rosenblatt resigned as a member of the board of directors of the Company in February 2012.

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

BOARD MEETING COMMITTEES

Our Board of Directors held a total of five meetings during the fiscal year ended December 31, 2011. All of our Directors who were Board members at the time attended each meeting.

Audit Committee

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Dreyer, who acts as Chairman, and Mr. Rosenblatt. The Committee met six times during the year ended December 31, 2011. Mr. Dreyer has been approved by our Board of Directors as the Independent Audit Committee Financial Expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2011, we believe Forms 3, 4 or 5 were timely filed.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executives

The following table shows for the fiscal year ended December 31, 2011 certain compensation information for our principal executive officer, principal financial officer. Other than our principal executive and principal financial officers serving during fiscal year 2010, we had no other reportable executive officers for the period.

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Bruce Goldstein	2011	––	––	$368,590	––	––	––	$240,000	$608,590
Chief Executive Officer	2010	––	––	––	––	––	––	$240,000	$240,000

Barry Hall	2011	––	––	$274,980	––	––	––	$180,000	$454,980
Chief Financial Officer	2010	––	––	––	––	––	––	$180,000	$180,000

  (1) All Other Compensation consists solely of payments made to Executive Officers for consulting work.

Compensation of Directors

In accordance with a compensation plan adopted by the Board in May 2010, all Independent Directors are compensated as follows

•	Upon joining the Board Independent Directors are awarded One-time stock option grant of 1, 500,000 on the date of election or appointment to the Board, at the prior day’s closing market bid price on a formal offer is made to join the Board, vesting quarterly over three years.

•	Annually, each Independent Director 300,000 stock options on the first business day of each fiscal year, at prior day’s closing market bid price on the day of grant, vesting 25% at the end of each fiscal quarter.

•	Board Members receive cash compensation of $500 for every meeting attended in person and $250 for every meeting attended telephonically.

•	A Committee Chairperson is awarded 150,000 stock options granted at the inception of such member’s tenure and 25,000 stock options granted on the first business day of each fiscal year served. Such grants will be made at prior day’s closing market bid price on the day of grant, and will vest 25% at the end of each fiscal quarter.

•	A Committee member is awarded 60,000 stock options granted at the inception of such member’s tenure and 10,000 stock options granted on the first business day of each fiscal year served. Such grants will be made at prior day’s closing market bid price the time of grant, and will vest 25% at the end of each quarter.

•	Committee members receive $250 for every committee meeting attended and $125 if attended by phone.

The following table shows options and warrants awarded and cash compensation for Independent Directors for the year ended December 31, 2010. All cash compensation was outstanding at December 31, 2010.

Name	Grant Date	Stock Options Awarded	Exercise Price	Number of Options Exercisable	Option Expiration Date
Robert Rosenblatt	05/19/2010	1,500,000	$0.42	750,000	5/19/2015
	11/12/2010	120,000	$1.78	120,000	11/12/2015
	01/04/2011	360,000	$0.32	270,000	01/04/2016
	10/20/2011	2,700,000	$0.13	-0-	10/20/2016

Leonard Dreyer	05/19/2010	1,500,000	$0.42	750,000	5/19/2015
	11/12/2010	150,000	$1.78	150,000	11/12/2015
	01/04/2011	375,000	$0.32	281,250	01/04/2016
	10/20/2011	2,700,000	$0.13	-0-	10/20/2016

The following table shows compensation to outside Board members expensed and accrued for during the years ended December 31, 2011 and 2010.

Name	Year	Cash Compensation
Robert Rosenblatt	2011	$2,625.00
	2010	$625.00
Leonard Dreyer	2011	$2,750.00
	2010	$625.00

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The Company two classes of stock outstanding; common stock and convertible preferred stock. The following table sets forth certain information as of April 15, 2012 with respect to the beneficial ownership of our the Company assuming for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 15, 2012, there would be 63,274,129 shares of common stock outstanding, after giving effect to the exercise of 1,525,000 warrants and 4,905,000 stock options. For purposed of this table convertible preferred shares are not included as they are not convertible within 60 days of the date of this table.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of stock indicated.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Percentage Beneficially Owned
Directors and Executive Officers
Barry Hall, Director and Chief Financial Officer 410 S. Rampart Blvd, Ste. 390 Las Vegas, NV 89145	4,330,000	(2)	6.8%
Leonard Dreyer, Director 410 S. Rampart Blvd, Ste. 390 Las Vegas, NV 89145	2,200,000	(3)	3.5%
All Officers and Directors as a Group	6,530,000		10.3%
(1)	Beneficial ownership has not been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Includes Represent 4,230,000 stock options to purchase at $0.13 within 60 days of the date of this table.

(3)	Represents 675,000 stock options to purchase at $0.13, 1,000,000 Warrants convertible to common stock at a price of $0.42 per share, 150,000 Warrants to purchase common stock at a price of $1.78 and 375,000 Warrants to purchase common stock at a price of $0.32, all within 60 days of the date of this Form 10-K.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended December 31, 2011and 2010, the aggregate fees billed for professional services rendered by Rose, Snyder and Jacobs LLP (independent auditors) for the audits of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $54,880 and $51,110 respectively.

 Audit-Related Fees

For the fiscal years ended December 31, 2011 and 2010 there were no fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2011 and 2010, there were no fees billed for the preparation of corporate tax returns.

Audit Committee – Pre-Approval

The fees for the audit of the financial statements for the years ended December 31, 2011 and 2010 by Rose, Snyder & Jacobs LLP as detailed above, were pre-approved by the Audit Committee and all work of said firm was performed solely by their permanent employees.

ITEM 15. EXHIBITS

Exhibit Numbers	Description
3.1	Articles of Incorporation of the Registrant, dated November 2, 2007, including all amendments to date (incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
3.1a	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on April 21, 2010).
3.2	By-laws of the Registrant, dated November 2, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 21, 2010).
4.2	Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 1, 2011).
4.3	2011 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on October 26, 2011).
10.1

Share Exchange Agreement, dated March 5, 2010 by and among Seaospa, Inc., certain stockholders of Seaospa, Inc., Thwapr, Inc., and certain stockholders of Thwapr, Inc (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 10, 2010).

10.2	Addendum No. 1 to July 20, 2009 Exchange Offer Agreement, dated February 2010, by and among Thwapr, Inc. and the stockholders listed therein (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.3	Form of Warrant to Purchase Common Stock of Thwapr, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.4	Form of Indemnification Agreement for the officers and directors of Seaospa, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.5	Registration Rights Agreement, dated March 29, 2010, by and among Seaospa, Inc. and the stockholders listed therein. (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.6	Exchange Offer Agreement dated July 20, 2010, made by and between the Company and certain Stockholders (Incorporated by reference to the Registrant's Form 8-K filed on July 21, 2010).
10.7	Line of Credit and Restructuring Agreement between the Company and Ron Singh (Incorporated by reference Exhibit 10.1 on the Registrant's Form 8-K filed on March 2, 2012).
10.8	6% Secured Convertible Notes issued to Kevir Kang, Ron Singh and Barry Hall (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 23, 2012).
10.9	Form of Offer Letter to certain holders of Company Payables (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 23, 2012).
10.10	Form of letter to potential holders of Make Good Shares (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 23, 2012).
14.1	Code of Ethics, adopted May 4, 2010 (Incorporated by reference to the Registrant's Form 8-K dated May 6, 2010).
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THWAPR, INC.

Date: April 15, 2012	/s/ Ron Singh
Name: Ron Singh
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2012	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2012	/s/ Guriqbal Randhawa
Name: Guriqbal Randhawa
Title: Director

Date: April 15, 2012	/s/ Gurmit Brar
Name: Gurmit Brar
Title: Director

Date: April 15, 2012	/s/ Leonard Dreyer
Name: Leonard Dreyer
Title: Director

THWAPR, INC.

CONTENTS

PAGE

BALANCE SHEETS	2

STATEMENTS OF OPERATIONS	3

STATEMENTS OF CASH FLOWS	4

STATEMENT OF STOCKHOLDERS' DEFICIT	5

NOTES TO FINANCIAL STATEMENTS	6-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors

Thwapr, Inc.

We have audited the accompanying balance sheets of Thwapr, Inc. (a development stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from March 14, 2007 (date of inception) through December 31, 2011. Thwapr, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thwapr, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from March 14, 2007 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses, continues to use cash in its operating activities and has negative working capital at December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

April 15, 2012

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,083	$5,637
Accounts Receivable, net of allowance for doubtful accounts of $0 at December 31, 2011 and December 31, 2010	17,788	1,992
Prepaid Expenses	17,213	21,782

TOTAL CURRENT ASSETS	43,084	29,411

PROPERTY AND EQUIPMENT, NET	12,409	25,240

TOTAL ASSETS	$55,493	$54,651

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$184,940	$309,270
Deferred Revenues	5,833	-
Convertible notes due to stockholders	1,339,334	80,479
Amount payable to stockholders	734,798	206,526
TOTAL CURRENT LIABILITIES	2,264,905	596,275

LONG-TERM LIABILITIES
Convertible note, less discount of $14,792 and $19,792 at December 31, 2011 and December 31, 2010, respectively	10,208	5,208
Derivative liability	1,701	30,605
TOTAL LONG-TERM LIABILITIES	11,909	35,813

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible Preferred, $.0001 par value; 50,000,000 shares authorized; 46,961,636 shares issued and outstanding	4,706	4,706

Common stock, $.0003 par value; 300,000,000 shares authorized; 58,094,129 and 52,035,795 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3,711	1,983
Additional paid-in capital	20,474,730	15,918,546
Deficit accumulated during the development stage	(22,704,468)	(16,502,673)
TOTAL STOCKHOLDERS' DEFICIT	(2,221,321)	(577,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,493	$54,651

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD FROM

MARCH 14, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

			March 14, 2007
	For the Year Ended		(Date of Inception)
	December 31,		through
	2011	2010	December 31, 2011

REVENUE	$33,338	$4,492	$37,830
COST OF SALES	197,838	16,271	214,109

GROSS LOSS	(164,500)	(11,779)	(176,279)

OPERATING EXPENSES:
Product Development	1,983,024	6,813,126	9,899,698
General and Administrative Expenses	3,950,966	5,840,382	12,505,505

TOTAL OPERATING EXPENSES	5,933,990	12,653,508	22,405,203

LOSS FROM OPERATIONS	(6,098,490)	(12,665,287)	(22,581,482)

OTHER INCOME (EXPENSES)
Interest Income	5	83	193
Other Income	43,198	-	43,198
Change in Derivative Liability	28,904	(3,805)	25,099
Interest Expense	(172,912)	(7,979)	(184,187)
Other Expense	(2,500)	(4,789)	(7,289)
TOTAL OTHER INCOME (EXPENSE)	(103,305)	(16,490)	(122,986)

NET LOSS	$(6,201,795)	$(12,681,777)	$(22,704,468)

Basic and diluted (loss) per share	$(0.11)	$(0.07)

Weighted average shares	54,385,236	170,120,629

The above shares of common stock retroactively reflect a 3-for-1 stock split in February 2011.

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND THE PERIOD FROM

MARCH 14, 2007 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2011

			March 14, 2007
	For the Year Ended		(Date of Inception)
	December,		through
	2011	2010	December 31, 2011

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(6,201,795)	$(12,681,777)	$(22,704,468)
Adjustments to reconcile net loss to net cash used in operating activities:

Forgiveness of debt	(43,198)	-	(43,198)
Stock based compensation	4,292,088	10,219,941	15,124,327
Amortization of note discount	117,125	5,000	122,333
Change in Derivative Liability	(28,904)	3,805	(25,099)
Depreciation Expense	14,179	12,836	32,330
Loss on Disposal of Fixed Assets	2,500	4,789	7,289
(Increase) decrease in:
Accounts Receivable	(15,796)	(1,992)	(17,788)
Prepaid Expense	4,568	(18,433)	(17,213)
Increase (decrease) in:
Accounts payable and accrued expenses	(25,345)	187,736	288,704
Deferred Revenues	5,833	-	5,833
Accounts payable to stockholders	528,271	174,157	734,798

NET CASH USED IN OPERATING ACTIVITIES	(1,350,474)	(2,093,938)	(6,492,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,848)	(11,205)	(52,029)
NET CASH USED IN INVESTING ACTIVITIES	(3,848)	(11,205)	(52,029)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	25,000
Proceeds from convertible notes due to stockholders	1,306,568	77,500	1,384,068
Proceeds from sale of common stock, net	50,200	2,009,460	5,143,196

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,356,768	2,086,960	6,552,264

NET INCREASE IN CASH	2,446	(18,183)	8,083

CASH AT BEGINNING OF THE PERIOD	5,637	23,820	-

CASH AT END OF PERIOD	$8,083	$5,637	$8,083

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$174	$2,660
Conversion of Notes Payable into Common Stock	$103,500	$-	$103,500

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)

THROUGH DECEMBER 31, 2011

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	12,857,136	429	(429)	-	-
Issuance of stock for cash ($.023 per share)	-	-	30,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	42,857,136	1,429	770,247	(454,014)	317,662
Issuance for cash, ($0.33 per share)	-	-	1,350,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	44,207,136	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($0.33 per share)	-	-	2,980,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(47,187,636)	(1,573)	-	-	-
Issuance for cash ($0.41 per share)	-	-	2,133,600	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	2,133,600	71	3,694,190	(3,820,896)	(125,062)

Conversion of preferred stock to common	(15,729,212)	(1,573)	424,688,724	14,156	(12,583)	-	-
Shares added due to reverse merger	-	-	43,829,262	1,461	(1,461)	-	-
Issuance for cash ($0.42 per share)			1,207,200	40	495,460		495,500
Issuance for cash ($0.42 per share)	-	-	750,000	75	312,425	-	312,500
Issuance for cash ($0.73 per share)	-	-	684,933	68	469,932	-	470,000
Issuance for cash ($0.83 per share)	-	-	910,800	92	731,369	-	731,461
Conversion of common stock to preferred	47,061,636	4,706	(423,554,724)	(14,118)	9,412	-	-
Amortization of warrants	-	-	-	-	7,113,192	-	7,113,192
Amortization of preferred stock issuance	-	-	-	-	2,468,749	-	2,468,749
Stocks issued for services	-	-	1,386,000	138	637,861	-	637,999
Net Loss	-	-	-	-	-	(12,681,777)	(12,681,777)

BALANCE, DECEMBER 31, 2010	47,061,636	4,706	52,035,795	1,983	15,918,546	(16,502,673)	(577,438)

Issuance for cash ($0.06 per share)			833,334	280	49,920	-	50,200
Amortization of stock options					764,938		764,938
Amortization of warrants	-	-	-	-	1,022,368	-	1,022,368
Amortization of preferred stock issuance for services	-	-	-	-	1,549,166	-	1,549,166
Common stock issued for services	-	-	3,500,000	930	829,795	-	830,725
Amortization of common stock issuance for services	-	-	-	-	124,890	-	124,890
Beneficial conversion feature	-	-	-	-	112,125	-	112,125
Conversion of notes into shares	-	-	1,725,000	518	102,982	-	103,500
Preferred stock forfeited	(100,000)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(6,201,795)	(6,201,795)

BALANCE, DECEMBER 31, 2011	46,961,636	4,706	58,094,129	3,711	20,474,730	(22,704,468)	(2,221,321)

The above shares of common stock retroactively reflect a 3-for-1 stock split in February 2011.

Notes to Financial Statements

1.           ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Thwapr, Inc. (“Thwapr” or the “Company”) is a Nevada corporation which has developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices and from Websites to mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, Thwapr expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. Thwapr plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors. Thwapr also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, Thwapr launched a public beta test of its service.  Thwapr launched its service in late 2010 but to date has not generated any meaningful revenues and does not anticipate such revenues until such time that a significant number of users and brands have signed up for and are using the service.  This service was launched under the name of Thwapr, a trademark it owns.

The technology underlying Thwapr’s product is complex and as such, a significant amount of research and development expense has gone into the creation of the Thwapr service infrastructure.  To minimize start-up costs, Thwapr uses only consultants for its activities at this time and has no full-time employees and owns no real estate. For its research and development and other operations, Thwapr employs independent contractors on a part-time and full-time basis. Thwapr expects to convert most of these independent contractors to employees over time as funding becomes available.

Thwapr’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements.

Development Stage Activities

Since inception the Company has not conducted any revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through December 31, 2011 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205.  The Company is focusing its efforts in two areas during the development stage. First, the Company has devoted a substantial time and resources to software development related to the service it was to provide.  Second, the Company has spent significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

Share Exchange Agreement

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

As a condition to closing the Exchange Agreement and as more fully described, Mr. Yakov Terner resigned as President, Treasurer, and Director of the Company, and Mr. Yossi Benitah resigned as Secretary and Director of the Company.  Effective March 22, 2010, Messrs. Bruce Goldstein, Maurizio Vecchione, and Barry Hall, the current directors of Thwapr, were appointed to the Company’s board of directors.  At the closing of the Exchange Transaction, Mr. Goldstein was appointed President and Chief Executive Officer, Maurizio Vecchione was appointed as Chairman of the Board, and Mr. Hall was appointed Chief Financial Officer, Treasurer, and Secretary. Other key members of the management team include Mr. Eric Hoffert as Integrated Chief Technology Officer, Mr. Duncan Kennedy as Chief Operating Officer, and Mr. Leigh Newsome as Vice President of User Experience, each of whom were appointed as of the Closing Date.  Subsequently, Mr. Vecchione, Mr. Kennedy, Mr. Newsome, Mr. Hoffert and Mr. Goldstein resigned from their positions.

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

Subsequently, the Company began an offering to sell 2,500,000 shares of common stock at an offering price of $4.00 per share for an aggregate offering amount of $10,000,000. In November 2009, the Company retroactively re-priced the stock offering to $1.25 per share and, as a result, issued additional shares to investors who had previously purchased Common Stock so that the number of shares they received in connection with the offering was equal to the amount of money invested divided by $1.25, with partial shares rounded up.  The effect of this re-pricing was an increase to the number of shares of common stock sold from 168,500 to 539,200 at the time of the re-pricing.  In addition, for every ten shares of common stock purchased the stockholder received one warrant convertible into one share of common stock for five years at a price of $1.25 per share.  The weighted average number of common shares outstanding used to compute the loss per share reflects the effect of the re-pricing. (These numbers of shares do not reflect the 3-for-1 stock split of February 2011).

Exchange Agreement – July 2010

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock which were retired (these number of shares do not reflect the 3-for-1 stock split of February 2011).  This preferred stock will automatically convert into common stock at a ratio of 3 shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

On August 15, 2010, a former officer of the Company voluntarily surrendered 1,666,666 share of his preferred stock. This stock was, in turn, issued to contractors to the Company.

Going Concern

The Company has sustained operating losses since its inception continues to use cash in its operations and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management is seeking investors which will allow the Company to pursue the development of its software and business model.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model.

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

Property & Equipment

Property and Equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets for 3 to 5 years.

Revenue Recognition

Revenue currently consists of fees for usage of our technology including set up fees and fees for one-time consulting services. Our contracts for the usage of our technology are typically usage-based or in some case on a flat fee for monthly services. Set up fees are recognized over the contract period. We recognize revenue when the service has been rendered.

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

Fair Value Measurements

The Company measures its financial assets and liabilities at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date.  Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation.  Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment.  Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement.  The fair value hierarchy is defined as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities,
•·	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date,
•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,083	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$1,701

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,637	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$30,605

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the year ended December 31, 2011.

Level 3 Liabilities
Derivative Liability
Balance as of December 31, 2009	$26,800
Changes in value of Derivative Liability	3,805
Balance as of December 31, 2010	30,605
Changes in value of Derivative Liability	(28,904)
Balance as of December 31, 2011	$1,701

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants with the following assumptions: expected life of 3 to 5 years; risk-free interest rate of 0.83%; dividend yield of 0%; and expected volatility of 200%.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2011, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $28,904, which represents the gain on change in derivative.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the research and development and testing of video and picture sharing technology.  During the years ended December 31, 2011 and 2010, product development costs amounted to $1,983,024 and $6,813,126, respectively.

Concentrations

The Company has one major customer that individually exceeded 10% of total revenue. Revenue from this one customer accounted for 99% of total revenue for the year ended December 31, 2011. Revenue from two customers accounted for 100% of total revenue for the year ended December 31, 2010. Two customers, one a major customer, accounted for 81% of total accounts receivable as of December 31, 2011. One customer accounted for 100% of total accounts receivable as of December 31, 2010.

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

Concentration of Risk

The Company maintains its cash at a financial institution which may, at times, exceed insured limits.

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,	December 31,
	2011	2010
Computer equipment	$41,663	$37,815
Furniture and fixtures	-	3,138
Leasehold Improvements	-	668
	41,663	41,621
Accumulated depreciation	(29,254)	(16,381)
Property and equipment, net	$12,409	$25,240

Depreciation expense for the years ended December 31, 2011 and 2010 was $14,179 and $12,836, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO, Vice President Product and In-house Counsel. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the years ended December 31, 2011 and 2010 the amounts incurred to these stockholders were $634,581 and $638,940, respectively. A balance of $360,802 remained unpaid at December 31, 2011. Additionally, at December 31, 2011 the Company owed Barry Hall $100,000 for cash advances that he made to the Company.

5.            COMMITMENTS AND CONTINGENCIES

Lease Commitments

The company leases an office in Las Vegas, Nevada, which expires in July of 2012. Monthly rent is $1,169, however, according to the terms of the lease agreement, not rent is payable for June or July.

Legal Proceeding

As discuss in Note 5 to these Notes to the Financial Statements, on March 27, 2012, Bruce Goldstein and Universal Management, Inc. ("Universal") filed a summons and complaint against the Company in the Supreme Court of the State of New York County of New York. This suit is based on an alleged breach of contract concerning Mr. Goldstein's employment contract with the Company. Mr. Goldstein owns Universal, through which the Company engaged Goldstein to act as a consultant and later President and CEO of the Company. Mr. Goldstein seeks damages in excess of $225,000. The Company and Mr. Goldstein are in disagreement regarding the amounts owed him for past compensation and the Company believes that only $121,759 is owed to Mr. Goldstein ($160,759 at December 31, 2011) and it has been recorded in the books and record of the Company. The Company also believes that it has substantial defense to Mr. Goldstein’s claims and intends to defend the suit vigorously. As this complaint was only recently served, the Company has not yet taken further action and is discussing its options with outside counsel.

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

At December 31, 2011, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2028 to 2031.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire through 2031. The amounts of operating loss carryforwards are not determined. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

At December 31, 2011 and December 31, 2010, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

At December 31, 2011, the Company files income tax returns with the Internal Revenue Service (“IRS”).  For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.   Our review of prior year tax positions using the criteria and provisions presented by the FASB did not result in a material impact on the Company’s financial position or results of operations.

7.	CONVERTIBLE NOTES DUE TO STOCKHOLDERS

On April 8, April 15 and April 20, 2010, the Company issued three separate notes of $20,000 to a stockholder. On December 30, 2010 the Company issued a note to another stockholder for $17,500.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $1.25 per share (pre 3-for-1 stock split of February 2011).  The notes along with accrued interest are fully due and payable one year from the date of issue. On March 29, 2012, as part of a restructuring plan, the company issued a note of $60,000 to the holder of the notes. The new note plus accrued interest of $7,178.89 is convertible to the company’s $.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The note matures on December 31, 2013 and does not bear interest.

During the three months ended March 31, 2011, the Company issued six separate notes totaling $277,500 to a stockholder. The notes bear interest at 7% per annum. The notes along with accrued interest are fully due and payable one year from the date of issue in either restricted shares of common stock at a price agreeable to both parties at the time of conversion or cash.

During the three months ended June 30, 2011, the Company issued three separate notes totaling $550,000 to two stockholders. The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $0.06 per share.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000. The Company became in default on certain notes issued in the second quarter of 2011. One note holder elected to convert two notes totaling $100,000 to common stock in accordance with the terms of the notes.

During the three months ended September 30, 2011, the Company issued five separate notes totaling $318,500 to a stockholder. The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $0.06 per share.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000.

During the three months ended December 31, 2011, the Company issued two separate notes totaling $95,000 to a stockholder. The notes bear interest at 7% per annum and are convertible to common stock at a price to be mutually agreed upon. Should the Company and the note holder not agree on a price, the note holder may, at his discretion convert the notes to common stock at the most favorable price for which the Company has sold restricted common stock since April 1, 2010.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent on the Company raising $4,000,000 in debt or equity financing.

On October 28, November 4, November 9, and November 16, 2011 the Company issued four separate notes totaling $65,568. These notes were convertible contingent upon raising $4.0 million. Subsequent to December 31, 2011, these notes have been amended and they are convertible to the company’s $.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The notes matures on December 31, 2012 and do not bear interest.

8.	CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of convertible notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million (the “Notes”).  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share (pre 3-for-1 stock split of February 2011).  As of December 31, 2011 and December 31, 2010 the Company had issued Notes aggregating $25,000.

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

On July 20, 2010, the Company entered into another Exchange Offer Agreement with Thwapr’s five largest stockholders including the founders of the Company.  Pursuant to this agreement Thwapr issued 47,061,636 shares of Series A preferred stock in exchange for 141,184,908 shares of common stock (pre 3-for-1 stock split of February 2011) which was retired.  This preferred stock will automatically convert into common stock at a ratio of 3 (after the stock split and subsequently 6.5) shares of Common Stock for each share of preferred upon the occurrence of either of the following events:

(a)	the two year anniversary of the Offering, or

(b)	a change of control in the Company.

On February 4, 2011, the company effected a 3-for-1 forward stock split. As a result of the split the number of the Company’s issued and outstanding common stock increase to 52,335,795, from 17,445,265.

On March 24, 2011 the Board of Directors authorized the Company to offer for sale up to 100,000,000 shares of restricted common stock to raise up to $6,000,000. As of December 31, 2011, 2,558,334 shares were sold under this offering.

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

For the years ended December 31, 2011 and 2010, compensation expense related to the issuance of these shares was $1,549,166 and $2,468,749, respectively.

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

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2009	3,863,361	$0.34
Granted	12,021,720	0.46
Effect of 9:1 conversion from preferred to common	29,200,008	0.33
Expried/cancelled	(8,406,249)	0.39
Exercised	-	-
Outstanding at December 31, 2010	36,678,840	0.36
Granted	1,110,000	0.32
Expried/cancelled	(1,612,500)	0.49
Exercised	-	-
Outstanding at December 31, 2011	36,176,340	$0.36
Exercisable at December 31, 2011	34,492,588	$0.36

Awards Outstanding				Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	7.25 years	$0.33	$0.33	29,885,010	7.25 years	$0.33

$0.42	5,248,830	3.30 years	$0.42	$0.42	3,748,828	3..30 years	$0.42

$1.78	307,500	3.92 years	$1.78	$1.78	307,500	3.92 years	$1.78

$0.32	735,000	4.08 years	$0.32	$0.32	551,250	4.08 years	$0.32

Warrants to purchase 1,890,000 share of stock at $0.33 per share have no maturity date.

Compensation expenses related to outstanding warrants for the years ended December 31, 2011 and 2010 were $1,022,368 and $7,113,192, respectively.

Stock Option Plan

In October 2011 the Board of Directors adopted the Thwapr, Inc. Equity Incentive Plan (the “Plan”) under which up to 72,000,000 million of common stock have been reserved for issuance. As of December 31, 2011, 36,000,000 options to purchase stock at $0.13 per share were outstanding and zero options were exercisable.

The following table summarizes the stock option transactions:

TRANSACTIONS IN YEAR ENDED DECEMBER 31, 2011

	Number of Common Shares	Weighted- Average Excercise Price	Weighted- Average| Remaining Contractual Life
Outstanding at December 31, 2010	-
Granted	36,000,000	$0.13	4.81
Expried/cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2011	36,000,000	$0.13	4.81
Exercisable at December 31, 2011	-	-	-

The fair value of the options granted during the year ended December 31, 2011 is estimated at $4,569,120. The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	0.83%
Expected Life:	3 – 4 years
Expected Volatility:	200%
Dividend Yield:	0%

The total fair value of non-vested stock options as of December 31, 2011 and is $3,804,182 and is amortizable over a weighted average period of 1.08 years.

The weighted-average remaining contractual life of options outstanding issued under the Plan was 4.81 years at December 31, 2011.

The intrinsic value of options outstanding and exercisable at December 21, 2011 was $0.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

10.	SUBSEQUENT EVENTS

Line of Credit and Restructuring Purchase Agreement

On February 23, 2012, the Company entered into a line of credit and restructuring purchase agreement (the “Agreement”) with Ron R. Singh the President and CEO of the Company

Under the terms of the Agreement, Mr. Singh agreed that he or his affiliates would make available to the Company a maximum $200,000 line of credit to be funded in installments over the next four months. The amount of the advances under the line of credit would be used for working capital and to pay or reduce certain of the accounts payable and accrued expenses of the Company deemed to be critical by an executive committee of the board of directors, consisting of Mr. Singh and Barry Hall, the Chief Financial Officer.

All advances under the Agreement are to be evidenced by a 6% convertible secured note of the Company payable upon demand. All advances under the Agreement are secured by a first lien and security interest on all of the Company’s assets. In addition, the holder of the secured note may at any time elect to convert the note into shares of the Company’s common stock at a conversion price equal to 75% of the 20 day volume weighted average trading price of the shares at the time of conversion.

Restructuring Plan

On March 23, 2012 the Company announced a restructuring plan as part of the Company’s efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables”), in addition to seeking to raise additional working capital, the Company’s management has commenced to implement a debt restructuring plan (the “Restructuring Plan”).

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

In addition to the issuance of the New Notes, the Company’s management is seeking to negotiate separate settlement and deferred payment arrangements with certain of its creditors holding Company Payables, including Bruce Goldstein, the former President and CEO of the Company. In some cases, the Company intends to offer such creditors payment of 80% of their payables in the form of 6% Company notes payable on March 31, 2013, but subject to mandatory prepayment out of the net proceeds, if any, received by the Company in connection with any one or more future financings, to the extent of such net proceeds that are in excess of $1.5 million. The balance of such payment would be in the form of restricted shares of Company Common Stock which the Company proposes to issue at $0.015 per share.

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company intends to issue to such investors such additional “make good” shares at a value of $0.015 per share during the second quarter of 2012. The Company intends to issue as many as 191,880,135 additional shares of Common Stock to such investors; provided, that no investor shall receive or accept such additional “make good” shares that would cause such investor to beneficially own (within the meaning of Rule 13d-3 of the Securities Act of 1933, as amended) more than 9.99% of the Company’s outstanding Common Stock.

Legal Proceedings

As discussed in Note 5 to these Notes to the Financial Statements, on March 27, 2012, Bruce Goldstein and Universal Management, Inc. ("Universal") filed a summons and complaint against the Company in the Supreme Court of the State of New York County of New York. This suit is based on an alleged breach of contract concerning Mr. Goldstein's employment contract with the Company. Mr. Goldstein owns Universal, through which the Company engaged Goldstein to act as a consultant and later President and CEO of the Company. Mr. Goldstein seeks damages in excess of $225,000. The Company and Mr. Goldstein are in disagreement regarding the amounts owed him for past compensation and the Company believes that only $121,759 is owed to Mr. Goldstein ($160,759 at December 31, 2011) and it has been recorded in the books and record of the Company. The Company also believes that it has substantial defense to Mr. Goldstein’s claims and intends to defend the suit vigorously. As this complaint was only recently served, the Company has not yet taken further action and is discussing its options with outside counsel.

