Form 10-Q
period 2012-03-31
Thwapr, Inc.
filed 2012-05-21
CIK 1451598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-53640

THWAPR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1359430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 S. Rampart Blvd. Ste 390
Las Vegas, NV 89145
(Address of principal executive offices)

(702) 726-6820
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at May 21, 2012 was 285,942,152.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Balance Sheet as at March 31, 2012 (unaudited) and December 31, 2011 (audited)	5
	Statement of Operations for the three months periods ended March 31, 2012 and 2011 and for the period March 14, 2007 (Date of Inception) to March 31, 2012 (unaudited)	6
	Statement of Cash Flows for the three month periods ended March 31, 2012 and 2011 and for the period March 14, 2007 (Date of Inception) to March 31, 2012 (unaudited)	7
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to March 31, 2012 (unaudited)	8
	Notes to the Financial Statements	9-21
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	25
ITEM 4.	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	MINE SAFETY DISCLOSURE	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26

SIGNATURES		27

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at March 31, 2012 (with comparative figures as at December 31, 2011) and the statement of operations for the three months ended March 31, 2012 and 2011 and for the period from March 14, 2007 (date of inception) to March 31, 2012, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to March 31, 2012, and the statement of cash flows for the three months ended March 31, 2012 and 2011 and for the period from March 14, 2007 (date of inception) to March 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2011 and 2010, included in Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

3

THWAPR, INC.

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF CASH FLOWS	7

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	8

NOTES TO FINANCIAL STATEMENTS	9-21

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,324	$8,083
Accounts Receivable, net of allowance for doubtful accounts of $0 at March 31, 2012 and December 31, 2011	10,000	17,788
Prepaid Expenses	4,338	17,213

TOTAL CURRENT ASSETS	61,662	43,084

PROPERTY AND EQUIPMENT, NET	9,082	12,409

TOTAL ASSETS	$70,744	$55,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$195,111	$184,940
Deferred Revenue	10,208	5,833
Convertible notes due to stockholders	-	1,339,334
Amount payable to stockholders	625,172	734,798
TOTAL CURRENT LIABILITIES	830,491	2,264,905

LONG-TERM LIABILITIES
Convertible note, less discount of $13,542 and $14,792 at March 31, 2012 and December 31, 2011, respectively	11,458	10,208
Secured Convertible notes due to stockholders less discount of $1,181,050 and $0 at March 31, 2012 and December 31, 2011, respectively	579,664	-
Derivative liability	948,093	1,701
TOTAL LONG-TERM LIABILITIES	1,539,215	11,909

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible Preferred, $.0001 par value; 50,000,000 shares authorized; 46,961,636 and -0- shares issued and outstanding	4,706	4,706

Common stock, $.0003 par value; 300,000,000 shares authorized; 59,049,129 and 58,094,129 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,011	3,711
Additional paid-in capital	21,092,066	20,474,730
Deficit accumulated during the development stage	(23,399,745)	(22,704,468)
TOTAL STOCKHOLDERS' DEFICIT	(2,298,962)	(2,221,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,744	$55,493

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD FROM

MARCH 14, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2012

			March 14, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012

REVENUE	$16,975	$508	$54,805
COST OF SALES	40,048	47,977	254,157

GROSS LOSS	(23,073)	(47,469)	(199,352)

OPERATING EXPENSES:
Product Development	73,301	1,027,674	9,972,999
General and Administrative Expenses	812,215	1,335,156	13,317,720
			-
TOTAL OPERATING EXPENSES	885,516	2,362,830	23,290,719
			-
LOSS FROM OPERATIONS	(908,589)	(2,410,299)	(23,490,071)

OTHER INCOME (EXPENSES)
Interest Income	-	-	193
Other Income	-	-	43,198
Change in Derivative Liability	261,980	5,598	287,079
Interest Expense	(48,668)	(4,693)	(232,855)
Other Expense	-	-	(7,289)
TOTAL OTHER INCOME (EXPENSE)	213,312	905	90,326

NET LOSS	$(695,277)	$(2,409,394)	$(23,399,745)

Basic and diluted (loss) per share	$(0.01)	$(0.05)

Weighted average shares	59,049,684	52,602,277

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD FROM

MARCH 14, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2012

			March 14, 2007
	For the Three Months Ended		(Date of Inception)
	March 31,		through
	2012	2011	March 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(695,277)	$(2,409,394)	$(23,399,745)
Adjustments to reconcile net loss to net cash used in operating activities:

Forgiveness of Debt	-	-	(43,198)
Stock based compensation	547,636	1,951,036	15,671,963
Amortization of note discount	28,572	1,250	150,905
Change in Derivative Liability	(261,980)	(5,598)	(287,079)
Depreciation Expense	3,327	3,527	35,657
Loss on Disposal of Fixed Assets	-	-	7,289
(Increase) decrease in:
Accounts Receivable	7,788	(508)	(10,000)
Prepaid Expense	12,875	(4,602)	(4,338)
Increase (decrease) in:
Accounts payable and accrued expenses	10,313	26,728	299,017
Deferred Revenue	4,375	-	10,208
Accounts payable to stockholders	256,612	144,795	991,410

NET CASH USED IN OPERATING ACTIVITIES	(85,759)	(292,766)	(6,577,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(52,029)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(52,029)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	25,000
Proceeds from convertible notes due to stockholders	-	277,500	1,384,068
Proceeds from secured convertible notes due to stockholders	125,000	-	125,000
Proceeds from sale of common stock, net	-	50,200	5,143,196

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,000	327,700	6,677,264

NET INCREASE (DECREASE) IN CASH	39,241	34,934	47,324

CASH AT BEGINNING OF THE PERIOD	8,083	5,637	-

CASH AT END OF PERIOD	$47,324	$40,571	$47,324

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$-	$2,660
Issuance of shares as payment of accounts payable	$70,000	$-	$70,000
Convertible notes issued to stockholder as payment of accounts payable	$296,238	$-	$296,238

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)

THROUGH MARCH 31, 2012

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	12,857,136	429	(429)	-	-
Issuance of stock for cash ($.023 per share)	-	-	30,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)
							-
BALANCE, DECEMBER 31, 2007	-	-	42,857,136	1,429	770,247	(454,014)	317,662
Issuance for cash, ($0.33 per share)	-	-	1,350,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)
							-
BALANCE, DECEMBER 31, 2008	-	-	44,207,136	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($0.33 per share)	-	-	2,980,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(47,187,636)	(1,573)	-	-	-
Issuance for cash ($0.41 per share)	-	-	2,133,600	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)
							-
BALANCE, DECEMBER 31, 2009	15,729,212	1,573	2,133,600	71	3,694,190	(3,820,896)	(125,062)

Conversion of preferred stock to common	(15,729,212)	(1,573)	424,688,724	14,156	(12,583)	-	-
Shares added due to reverse merger	-	-	43,829,262	1,461	(1,461)	-	-
Issuance for cash ($0.42 per share)			1,207,200	40	495,460		495,500
Issuance for cash ($0.42 per share)	-	-	750,000	75	312,425	-	312,500
Issuance for cash ($0.73 per share)	-	-	684,933	68	469,932	-	470,000
Issuance for cash ($0.83 per share)	-	-	910,800	92	731,369	-	731,461
Conversion of common stock to preferred	47,061,636	4,706	(423,554,724)	(14,118)	9,412	-	-
Amortization of warrants	-	-	-	-	7,113,192	-	7,113,192
Amortization of preferred stock issuance	-	-	-	-	2,468,749	-	2,468,749
Stocks issued for services	-	-	1,386,000	138	637,861	-	637,999
Net loss	-	-	-	-	-	(12,681,777)	(12,681,777)

BALANCE, DECEMBER 31, 2010	47,061,636	4,706	52,035,795	1,983	15,918,546	(16,502,673)	(577,438)

Issuance for cash ($0.06 per share)			833,334	280	49,920	-	50,200
Amortization of stock options					764,938		764,938
Amortization of warrants	-	-	-	-	1,022,368	-	1,022,368
Amortization of preferred stock issuance for services	-	-	-	-	1,549,166	-	1,549,166
Common stock issued for services	-	-	3,500,000	930	829,795	-	830,725
Amortization of common stock issuance for services	-	-	-	-	124,890	-	124,890
Beneficial conversion feature	-	-	-	-	112,125	-	112,125
Conversion of notes into shares	-	-	1,725,000	518	102,982	-	103,500
Preferred stock forfeited	(100,000)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(6,201,795)	(6,201,795)

BALANCE, DECEMBER 31, 2011	46,961,636	4,706	58,094,129	3,711	20,474,730	(22,704,468)	(2,221,321)

Issuance of stock for as payment of payables ($0.07 per share)	-	-	1,000,000	300	69,700	-	70,000
Amortization of stock options	-	-	-	-	463,665	-	463,665
Amortization of warrants	-	-	-	-	67,555	-	67,555
Amortization of common stock issued for services	-	-	-	-	16,416	-	16,416
Net loss	-	-	-	-	-	(695,277)	(695,277)

BALANCE, MARCH 31, 2012	46,961,636	$4,706	59,094,129	$4,011	$21,092,066	$(23,399,745)	$(2,298,962)

The above shares of common stock retroactively reflect a 3-for-1 stock split in February 2011.

Notes to Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Development Stage Activities

Since inception the Company has not conducted any revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through March 31, 2012 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205.  The Company is focusing its efforts in two areas during the development stage. First, the Company has devoted a substantial time and resources to software development related to the service it was to provide.  Second, the Company has spent significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

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

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest due on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

In addition to the issuance of the New Notes, the Company’s management is seeking to negotiate separate settlement and deferred payment arrangements with certain of its creditors holding Company Payables, including Bruce Goldstein, the former President and CEO of the Company. In some cases, the offered such creditors payment of 80% of their payables in the form of 6% Company notes payable on March 31, 2013, but subject to mandatory prepayment out of the net proceeds, if any, received by the Company in connection with any one or more future financings, to the extent of such net proceeds that are in excess of $1.5 million. The balance of such payment would be in the form of restricted shares of Company Common Stock which the Company proposes to issue at $0.015 per share.

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company issued to such investors 191,767,635 additional shares at a value of $0.015 per share on April 23, 2012.

Going Concern

The Company has sustained operating losses since its inception, continues to use cash in its operations and has negative working capital and an accumulated deficit. The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, liabilities and commitments in the normal course of business.  The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company’s ability to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, additional cash infusions.  Management is seeking investors which will allow the Company to pursue the development of its software and business model.  However, there can be no assurance that the Company will be able to raise sufficient capital to fully implement its business model. Should management fail to raise funds or generate sufficient revenue, the company may need to curtail its operations.

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

The following table summarizes fair value measurements by level at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$47,324	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$948,093

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,083	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$1,701

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the three months ended March 31, 2012.

Level 3 Liabilities
Derivative Liability
Balance as of December 31, 2011	$1,701
Creation of Derivative	1,208,372
Changes in value of Derivative Liability	(261,980)
Balance as of March 31, 2012	$948,093

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants with the following assumptions: expected life of 1.25 to 2.75 years; risk-free interest rate of 0.3% to 1.0% dividend yield of 0%; and expected volatility of 200%.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2012, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $261,980, which represents the gain on change in derivative.

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the research and development and testing of video and picture sharing technology.  During the three months ended March 31, 2012 and 2011, product development costs amounted to $73,301 and $1,027,674, respectively.

Concentrations

The Company has one major customer that individually exceeded 10% of total revenue. Revenue from this one major customer accounted for 74% of total revenue for the three month ended March 31, 2012. Revenue from one customer accounted for 100% of total revenue for the three months ended March 31, 2011. Two customers, one a major customer, accounted for 90% of total accounts receivable as of March 31, 2012, and one customer accounted for 100% of total accounts receivable at March 31, 2011.

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

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	December 31,
	2012	2011
Computer equipment	$41,663	$41,663
Furniture and fixtures	-	-
Leasehold Improvements	-	-
	41,663	41,663
Accumulated depreciation	(32,581)	(29,254)
Property and equipment, net	$9,082	$12,409

Depreciation expense for the three months ended March 31, 2012 and 2011 was $3,327 and $3,527, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO and Vice President Product. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the three months ended March 31, 2012 and 2011 the amounts incurred to these stockholders were $133,750 and $165,000, respectively. A balance of $283,450 remained unpaid at March 31, 2012.

Line of Credit and Restructuring Purchase Agreement

On February 23, 2012, the Company entered into a line of credit and restructuring purchase agreement (the “Agreement”) with Ron Singh the President and CEO of the Company.

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

Amounts funded under the line of credit are secured by a 6% convertible secured promissory note payable as to principal and accrued interest on June 30, 2013. The note is secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

5.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The company leases an office in Las Vegas, Nevada, which expires in July of 2012. Monthly rent is $1,169, however, according to the terms of the lease agreement, no rent is payable for June or July.

Legal Proceeding

On March 27, 2012, Bruce Goldstein and Universal Management, Inc. ("Universal") filed a summons and complaint against the Company in the Supreme Court of the State of New York County of New York, alleging . This suit is based on an alleged breach of contract between Mr. Goldstein and the Company. Mr. Goldstein owns Universal, through which the Company engaged Goldstein to act as a consultant and later President and CEO of the Company. Mr. Goldstein seeks damages in excess of $225,000. The Company and Mr. Goldstein are in disagreement regarding the amounts owed him for past compensation and the Company believes that only $121,759 is owed to Mr. Goldstein ($160,759 at December 31, 2011) and it has been recorded in the books and record of the Company. The Company also believes that it has substantial defense to Mr. Goldstein’s claims and intends to defend the suit vigorously.

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

At March 31, 2012, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2028 to 2031.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire through 2031. The amounts of operating loss carryforwards are not determined. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

At March 31, 2012 and December 31, 2011, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

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

On April 8, April 15 and April 20, 2010, the Company issued three separate notes of $20,000 to a stockholder. On December 30, 2010 the Company issued a note to another stockholder for $17,500.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $1.25 per share (pre 3-for-1 stock split of February 2011).  The notes along with accrued interest are fully due and payable one year from the date of issue. On March 29, 2012, as part of a restructuring plan, the company issued a note of $60,000 to the holder of the notes. The new note plus accrued interest of $7,178.89 is convertible to the company’s $0.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The note matures on December 31, 2013 and does not bear interest.

During the three months ended March 31, 2011, the Company issued six separate notes totaling $277,500 to a stockholder. The notes bear interest at 7% per annum. The notes along with accrued interest are fully due and payable one year from the date of issue in either restricted shares of common stock at a price agreeable to both parties at the time of conversion or cash. On March 20, 2012, as part of a restructuring plan, the Company issued the note holder a 6% convertible secured promissory note payable as to principal and accrued interest due on June 30, 2013 The note is secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

During the three months ended June 30, 2011, the Company issued three separate notes totaling $550,000 to two stockholders. The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $0.06 per share.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000. The Company became in default on certain notes issued in the second quarter of 2011. One note holder elected to convert two notes totaling $100,000 to common stock in accordance with the terms of the notes. For the remaining notes, on March 20, 2012, as part of a restructuring plan, the Company issued the note holder a 6% convertible secured promissory note payable as to principal and accrued interest due on June 30, 2013 The note is secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

During the three months ended September 30, 2011, the Company issued five separate notes totaling $318,500 to a stockholder. The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $0.06 per share.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent upon the Company raising $4,000,000. On March 20, 2012, as part of a restructuring plan, the Company issued the note holder a 6% convertible secured promissory note payable as to principal and accrued interest due on June 30, 2013 The note is secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

During the three months ended December 31, 2011, the Company issued two separate notes totaling $95,000 to a stockholder. The notes bear interest at 7% per annum and are convertible to common stock at a price to be mutually agreed upon. Should the Company and the note holder not agree on a price, the note holder may, at his discretion convert the notes to common stock at the most favorable price for which the Company has sold restricted common stock since April 1, 2010.  The notes along with accrued interest are fully due and payable six months from the date of issue. The conversion feature is contingent on the Company raising $4,000,000 in debt or equity financing. On March 20, 2012, as part of a restructuring plan, the Company issued the note holder a 6% convertible secured promissory note payable as to principal and accrued interest due on June 30, 2013 The note is secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

On October 28, November 4, November 9, and November 16, 2011 the Company issued four separate notes totaling $65,568. These notes were convertible contingent upon raising $4.0 million. In the first quarter of 2012, these notes were amended and they are now convertible to the company’s $0.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The notes mature on December 31, 2013 and do not bear interest.

On March 27, 2012 the Company issued a note for $35,000 in exchange for services. The note is convertible to the company’s $0.0003 par value common stock at $0.015 per share subject to certain adjustment at the sole discretion of the note holder. The note matures on December 31, 2013 and does not bear interest.

All convertible notes to stockholders mature in 2013.

8.	CONVERTIBLE PROMISSORY NOTES

On November 2, 2009, the Board of Directors of the Company authorized the issuance of convertible notes bearing simple interest at 5% which mature in 5 years, convertible on the same conditions as the next major equity financing of the Company in excess of $2.0 million (the “Notes”).  Additionally, each investor in the notes will be issued, upon conversion of the Notes, warrants in an amount of 10% of the number of shares obtained during the conversion and such warrants would be price at the price stock upon conversion.  Also, upon reorganization, consolidation or merger, the Company, at its sole discretion, may convert the principal amount of the Notes and all accrued and unpaid interest, into securities or cash, as the case may be, at a price of $1.25 per share (pre 3-for-1 stock split of February 2011).  As of March 31, 2012 and December 31, 2011 the Company had issued Notes aggregating $25,000.

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

On March 24, 2011 the Board of Directors authorized the Company to offer for sale up to 100,000,000 shares of restricted common stock to raise up to $6,000,000. As of March 31, 2012, 2,558,334 shares were sold under this offering.

On January 5, 2012 the Company issued 1,000,000 registered shares of common stock to Mr. Goldstein, the Company’s CEO at that time in exchange for the forgiveness of $70,000 of accounts payable owed to Mr. Goldstein.

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

On April 26, 2012, the board of directors of Thwapr, Inc. (the “Company”), with the consent of the holder of approximately 72% of our outstanding shares of Series A convertible preferred stock (the “Series A Preferred Stock”), amended and restated the certificate of designation of such Series A Preferred Stock (the "Designation").  Based on the amended sections,

•	until July 18, 2015, none of the shares of Series A Preferred Stock or shares of common stock into which the Series A Preferred Stock may be converted, can be sold or otherwise transferred by the holder or any of such holder’s affiliates (other than to such affiliates or immediate family members or trusts established for the benefit of such family members);

•	each share of Series A Preferred Stock shall vote, together with our outstanding common stock, at any meeting of shareholders or on any other matter requiring shareholder consent, on the basis of one vote per share of Series A Preferred Stock; provided, that upon the filing of an amendment to the Articles of Incorporation of the Corporation permitting the board of directors to fix the number of votes to each outstanding share of Series A Preferred Stock shall be entitled to cast, each share of Series A Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of each share of Series A preferred stock; and,

•	a majority of the outstanding shares of Series A preferred stock will be able to amend the Designation.

The amended and restated Designation shall be effective upon filing it with Nevada's Secretary of State, which the Company intends to do immediately.

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

For the three months ended March 31, 2012 and 2011, compensation expense related to the issuance of these shares was $0 and $953,332, respectively.

The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	2.01% - 2.13%
Expected Life:	5 years
Expected Volatility:	200%
Dividend Yield:	0%

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2011	36,176,340	$0.36
Granted	-	-
Expried/cancelled	(840,000)	0.56
Exercised	-	-
Outstanding at March 31, 2012	35,336,340	$0.36
Exercisable at March 31, 2012	34,711,339	$0.35

Awards Outstanding				Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	7.00	$0.33	$0.33	29,885,010	7.00	$0.33

$0.42	4,498,830	3.04	$0.42	$0.42	3,686,328	3.01	$0.42

$1.78	307,500	3.67	$1.78	$1.78	307,500	3.67	$1.78

$0.32	645,000	3.83	$0.32	$0.32	645,000	3.83	$0.32

 Warrants to purchase 1,890,000 share of stock at $0.33 per share have no maturity date.

Compensation expenses related to outstanding warrants for the three months ended March 31, 2012 and 2011 was $67,555 and $385,045, respectively.

Stock Option Plan

In October 2011 the Board of Directors adopted the Thwapr, Inc. Equity Incentive Plan (the “Plan”) under which up to 72,000,000 million of common stock have been reserved for issuance. As of March 31, 2012 and December 31, 2011, 20,392,500 and 36,000,000 options, respectively, to purchase stock at $0.13 per share were outstanding and 6,960,000 options were exercisable.

The following table summarizes the stock option transactions:

TRANSATIONS IN FISCAL YEAR 2012

	Number of Common Shares	Weighted-Average Excercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	36,000,000	$0.13	4.81
Granted	-	-	-
Expried/cancelled	(15,637,500)	0.13	4.56
Exercised	-	-	-
Outstanding at March 31, 2012	20,362,500	$0.13	4.56
Exercisable at March 31, 2012	6,930,000	$0.13	4.56

For the trhee months ended March 31, 2012 and 2011, compensation expense related to the issuance of these shares was $463,665 and $0, respectively. The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	0.91% - 1.04%
Expected Life:	3 – 3.5 years
Expected Volatility:	200%
Dividend Yield:	0%

10.	SUBSEQUENT EVENTS

Restructuring Plan

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. On April 23, 2012 the Company issued to such investors additional shares at a value of $0.015 per share in the second quarter of 2012. The Company intends to issue as many as 191,880,135 additional shares of Common Stock to such investors.

Preferred Stock

On April 26, 2012, the board of directors of Thwapr, Inc. (the “Company”), with the consent of the holder of approximately 72% of our outstanding shares of Series A convertible preferred stock (the “Series A Preferred Stock”), amended and restated the certificate of designation of such Series A Preferred Stock (the "Designation").  Based on the amended sections,

•	until July 18, 2015, none of the shares of Series A Preferred Stock or shares of common stock into which the Series A Preferred Stock may be converted, can be sold or otherwise transferred by the holder or any of such holder’s affiliates (other than to such affiliates or immediate family members or trusts established for the benefit of such family members);

•	each share of Series A Preferred Stock shall vote, together with our outstanding common stock, at any meeting of shareholders or on any other matter requiring shareholder consent, on the basis of one vote per share of Series A Preferred Stock; provided, that upon the filing of an amendment to the Articles of Incorporation of the Corporation permitting the board of directors to fix the number of votes to each outstanding share of Series A Preferred Stock shall be entitled to cast, each share of Series A Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of each share of Series A preferred stock; and,

•	a majority of the outstanding shares of Series A preferred stock will be able to amend the Designation.

The amended and restated Designation shall be effective upon filing it with Nevada's Secretary of State, which the Company intends to do immediately.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background and Corporate History

We were formed as Seaospa, Inc. in Nevada on December 2, 2007 for the purpose of being engaged in the marketing of skin care, hair care and body treatment products. We did not have operations prior to the share exchange agreement described below.

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

We recently launched our service but we do not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using our service. During the remainder of 2012, we expect to continue to enhance our service offering with an emphasis on allowing brands and content providers to use Thwapr to promulgate rich media to their customers. During the first fiscal quarter of 2012 we actively marketed and sold our product offering to our target market in order to generate revenues

CRITICAL ACCOUNTING POLICIES

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

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our significant accounting policies is set forth in the notes to our audited financial statements for the year ended December 31, 2011, included in our Current Report on Form 10-K, as filed with the SEC on April 16, 2012. As of, and for the three months ended March 31, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Current Report on Form 10-K filed on April 16, 2012.

Comparison of Three Month Periods Ended March 31, 2012 and March 31, 2011

The following table sets forth the results of our operations for the periods indicated:

	Three months ended March 31,
	2012	2011
Sales	$16,975	$508
Gross loss	(23,073)	(47,469)
Operating expenses:
Product Development	73,301	1,027,674
General and Administrative	812,215	1,335,156

Loss from operations	(908,589)	(2,410,299)
Net loss	$(695,277)	$(2,409,394)

Sales and Gross Loss

Sales for the three months ended March 31, 2012 and 2011 were $16,975 and $508, respectively. Sales increased in the three months ended March 31, 2012 by $16,467 as the result of the addition of three new customers in the fourth quarter of 2011. Gross loss for the three months ended March 31, 2012 was $23,073 versus a gross loss of $47,469 in the same quarter in 2011 as a result of higher revenue and lower cost of sales. The decrease in cost of sales was the result of lower messaging transcoding fees partially offset by higher equipment rental costs.

Product Development Expenses

Product Development Expenses for the three months ended March 31, 2012 decreased 92.9% from $1,027,674 for the same period in 2011 to $73,301 in 2012. The increase was mainly due to a decrease non-cash compensation expense and a decrease in the amounts paid to independent contractors.

General and Administrative Expense

General and Administrative expenses for the three months ended March 31, 2012 decreased by 39.2% from $1,335,156 for the same period in 2011 to $812,215 in 2012. The primary reasons for the decrease were decreases in non-cash compensation expense, rent expense and telecom expense. Non-cash compensation expense related to general and administrative expense for the three months ended March 31, 2012 and 2011 was $535,127 and $1,084,370, respectively. This decrease was partially offset by an increase in executive compensation expense as a result of amounts accrued for severance payments and also Website development expenses.

Taxes for the three months ended March 31, 2012 and 2011amounted to $0 and $0, respectively.

Loss from Operations

We had a loss from operation of $908,589 for the three months ended March 31, 2012, compared to an operating loss of $2,410,299 for three months ended March 31, 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $695,277, a decrease of $1,714,117, or 71.1% from $2,409,394 for the same period in 2011. This decrease in net loss was primarily attributable to the decreases in operating expenses and gross loss described above. Also, contributing to the decrease was an increase of $261,980 for the three months ended March 31, 2012 related to the change in derivative liability compared to a decrease of $5,598 for the same period in 2011. This was partially offset by an increase in interest expense of $43,975 from $4,693 for the three months ended March 31, 2011 to $48,668 for the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $47,324 and current liabilities of $830,491. Our cash needs are primarily for working capital to support our operations and develop our technology, products and services. We presently finance our operations through the private placement of equity and debt securities. As of the date of this report we do not have sufficient cash to launch our products and services, grow our customer base, increase revenue and expand our operations. As we have in the past, we rely on obtaining ongoing investments to maintain our business. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

On March 23, 2012, we announced a restructuring plan as part of our efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables”), in addition to seeking to raise additional working capital, our management has commenced to implement a debt restructuring plan (the “Restructuring Plan”).

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. As of March 31, 2012 $125,000 has been drawn against the line of credit. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

In addition to the issuance of the New Notes, the Company’s management is seeking to negotiate separate settlement and deferred payment arrangements with certain of its creditors holding Company Payables, including Bruce Goldstein, the former President and CEO of the Company. In some cases, the offered such creditors payment of 80% of their payables in the form of 6% Company notes payable on March 31, 2013, but subject to mandatory prepayment out of the net proceeds, if any, received by the Company in connection with any one or more future financings, to the extent of such net proceeds that are in excess of $1.5 million. The balance of such payment would be in the form of restricted shares of Company Common Stock which the Company proposes to issue at $0.015 per share.

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company issued to such investors 191,767,635 additional shares at a value of $0.015 per share on April 23, 2012.

Net cash used in operating activities for the year ended March 31, 2012 was $85,760 compared with net cash used in operating activities of $292,766 for the same period in 2011. Net cash used in operating activities for year three months ended March 31, 2012 was mainly due to net loss of $695,278 and conversion of secured convertible notes to stockholder to long-term secured convertible notes to stockholders of $1,208,372, partially offset by non-cash expenses that did not affect cash flows of $1,525,927. Net cash used in operating activities for the three months ended March 31, 2011 was primarily due to net loss of $2,409,394 partially offset by non-cash items not affecting cash flows of $1,950,215, an increase of $144,795 in amounts payable to shareholders and an increase of $26,728 of accrued liabilities.

Net cash provided by financing activities was $125,000 for the three months ended March 31, 2012 as a result of funds drawn against a $200,000 credit line, compare to financing activities of $327,700 for the three months ended March 31, 2011 resulting from the proceeds from sales of our common stock and from the issuance of notes to stockholders.

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

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 27, 2012, Bruce Goldstein and Universal Management, Inc. ("Universal") filed a summons and complaint against the Company in the Supreme Court of the State of New York County of New York, alleging . This suit is based on an alleged breach of contract between Mr. Goldstein and the Company. Mr. Goldstein owns Universal, through which the Company engaged Goldstein to act as a consultant and later President and CEO of the Company. Mr. Goldstein seeks damages in excess of $225,000. The Company believes it has substantial defenses to Mr. Goldstein’s claim and disagrees with the amount of damages. The Company and Mr. Goldstein are in disagreement regarding the amounts owed him for past compensation and the Company believes that only $121,759 is owed to Mr. Goldstein ($160,759 at December 31, 2011) and it has been recorded in the books and record of the Company. The Company also believes that it has substantial defense to Mr. Goldstein’s claims and intends to defend the suit vigorously.

ITEM 1 A.	RISK FACTORS

As a smaller reporting company we are not required to provide this information; however, we direct you to the risk factors in our Annual Report Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2012, as part of the Restructuring Plan described above, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. As of March 31, 2012 $125,000 has been drawn against the line of credit. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments. The New Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Following the end of the quarter covered by this Report, on April 23, 2012, pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company issued to such investors 191,767,635 additional shares at a value of $0.015 per share on April 23, 2012; these shares were issued pursuant to the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THWAPR, INC.

Date: May 21, 2012	/s/ Ron Singh
Name: Ron Singh
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

