Form 10-K/A
period 2011-12-31
Thwapr, Inc.
filed 2012-06-01
CIK 1451598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒  Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of larger accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes  ☒ No

The number of shares outstanding of the registrant’s common stock at April 15, 2012 was 59,094,129.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

		Page
		Number
	PART I
ITEM 1.	DESCRIPTION OF THE BUSINESS	3
ITEM 1A.	RISK FACTORS	15
ITEM 1B.	UNRESOLVED STAFF COMMENTS	23
ITEM 2.	DESCRIPTION OF PROPERTY	23
ITEM 3.	LEGAL PROCEDINGS	24

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERES AND PURCHASE OF EQUITY SECURITIES	25
ITEM 6.	SELECTED FINANCIAL DATA	26
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESRESULTS OF OPERATIONS	26
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 8.	FINANCIAL STATEMENTS	32
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS	33
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CORPORATE GOVERNANCE	35
ITEM 11.	EXECUTIVE COMPENSATION	38
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	43
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	44

	PART IV
ITEM 15.	EXHIBITS	45

SIGNATURES		46

EXPLANATORY NOTE

We are filing this Form 10-K/A for the year ended December 31, 2011 (“Amended Report”) to correct the beneficial ownership table, which inaccurately stated that the preferred stock was not convertible within the next 60 days. This amendment also includes an overview section to Management's Discussion and Analysis of Financial Condition and Results of Operations and a revised executive compensation section to include all information required by Regulation S-K. This Amended Report may not reflect events occurring after the filing of the Form 10-K on April 16, 2012 (the "Original Report"), nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of April 16, 2012. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS

General

The Company is a development stage technology company the primary purpose of which is to develop systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. The Company developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices and from Websites to mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, the Company expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. The Company plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors and content owners. The Company also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, the Company launched a public beta test of its service.

The Company launched its service in 2010 under the name ThwaprTM, a trademark owned by the Company. Thwapr has been in the developmental stage since inception, and to date has not generated any meaningful revenues. The Company will not generate such revenues until a significant number of users and brands have signed up for and are using the service. The effort to enter into agreements with brand names” has been recently launched, and the Company’s ability to achieve its full revenue potential will depend in major part on have adequate working capital and personnel to launch a robust sales and marketing effort. The Company has recently suffered from a significant working capital shortage and, despite receiving certain funding from new management, will require a significant infusion of capital to achieve its business goals.

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

Thwapr’s business is subject to several significant risks, any of which could materially adversely affect its business, operating results, financial condition and the actual outcome of matters as to which it makes forward-looking statements.  (See "Risk Factors.”)

Restructuring Plan

On March 23, 2012, the Company announced a restructuring plan as part of the Company’s efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the Payables”), in addition to seeking to raise additional working capital, the Company’s management has commenced to implement a debt restructuring plan (the Restructuring Plan”).

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the New Notes”), in lieu of existing indebtedness, including the $200,000 Line of Credit which was payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

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

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company intends to issue to such investors such additional make good” shares at a value of $0.015 per share during the second quarter of 2012. The Company intends to issue as many as 191,880,135 additional shares of Common Stock to such investors; provided, that no investor shall receive or accept such additional make good” shares that would cause such investor to beneficially own (within the meaning of Rule 13d-3 of the Securities Act of 1933, as amended) more than 9.99% of the Company’s outstanding Common Stock.

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

We also believe that MMS has other limitations, including the fact that

•	MMS videos are generally limited in duration by file size;

•	an MMS file is not stored in The Cloud” and therefore is generally not accessed easily from a personal computer;

•	MMS video generally does not include location information, also called a geotag,” which we believe can significantly enhance the social networking experience;

•	although possible, the process to post an MMS picture or video to social networking devices is complicated for most users; and, the MMS standards cannot be changed easily, which means that even as new technologies are developed for MMS, there are likely to be delays in enhancement, implementation and evolution of the technology.

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

Thwapr continues to develop what it believes to be a seamless solution to the problem of video and picture sharing using mobile phones and devices. Thwapr’s service is expected to allow anyone with an Internet and picture or video enabled mobile phones to be able to both send and receive these images regardless of technical sophistication. In the future, the service capabilities may also allow Thwapr’s customers to create their own personal media social networks, where members can share and communicate through rich media mostly through their mobile phones. Thwapr’s goal is to become the leading service for sharing pictures and video to mobile phones - regardless of carrier or device - for brands and users alike.

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

Thwapr believes that mobile phones with text messaging and a data plan can automatically show a Thwapr picture or play a Thwapr video clip. Thwapr can serve instant-play video to a phone dynamically using its cloud-based servers. A Thwapr user can shoot or select a picture or video and email it to their Thwapr account. From Thwapr’s mobile browser interface, a user can select one or more people with whom to share the picture or video. Thwapr then sends the recipients a text message with a URL link in it, which enables the viewing of the picture or the video. Thwapr users may also upload media content from a desktop computer such as a Mac or PC and share the content to mobile users; likewise they can upload content from a native application platform ( i.e. , Apple iPhone OS) and share to those same users.

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

Smartphone Apps. One popular feature of Smartphones is the use of Apps.” Apps, short for application software, are designed to help a user perform specific tasks. Generally, Apps are downloaded by users from an app store directly on to their mobile phone. While the Thwapr service does not require an App, Thwapr understands the desirability of having one. To that end, Thwapr has partnered with a mobile app software developer to develop an App for the Apple iPhone. This App allows iPhone users to more easily and quickly capture pictures and video and share this media with contacts in the iPhone address book via the Thwapr service. The App provides additional features such a geotagging. In the future, Thwapr plans to have additional Apps developed for Smartphones using the Android, RIM and Symbian mobile phone operating systems. This will be subject to the availability of funding and the relative take up rates of the service on those platforms. As other Smartphones lead the market, Thapr intends to create an App for same, assuming funding is available.

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

Thwapr is attempting to monetize its users by building revenue opportunities into its products; to wit, by sharing a video with a nonuser. In this way, the use can invite the nonuser to use Thwapr services. This viral model can potentially dramatically drive up the number of users, and in turn, the page-views activated by these users. The potential for this revenue stream exists, but Thwapr has not yet reached a stage where that potential has been validated. As a result, delivering on this potential contains significant risks, as discussed in the Risk Factors” section of this document.

Sales and Distribution. Thwapr intends to acquire new users of its service through strategic partnerships, targeted paid user acquisition campaigns and the viral growth derived from social media.

Thwapr intends to generate revenue from three sources: (a) recurring revenue from brands and content owners; (b) premium services; and (c) advertising.

We believe that there are five planned distribution channels for Thwapr’s services:

•	Thwapr’s mobile and desktop website;

•	Partner and sponsor websites that will offer a Share To Phone” button, which accesses Thwapr’s service and enables sending of partner content to partners users;

•	Applications stores;

•	Handset and carrier partnerships and bundling deals; and

•	Third party applications which access Thwapr’s Application Programmers Interface (API).

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

Transcoding. Transcoding is the decoding and re-encoding of digital content from one video format to another. Transcoding is often necessary to enable playback of media on different devices. Transcoding video is especially challenging because the sheer number of parameters can make devices that support the same video standards” incompatible. When you add the complexities layered on top of the devices from the carriers either for delivery, playback, interaction, and interoperability, the result is a very difficult technological challenge. To better understand this complexity, and technical challenges, consider the process to track video content from creation through the various paths that lead to consumption. Along the way, the content may need to be transcoded many times so that it may be distributed over various networks and to a wide assortment of devices.

Interoperability Issues. Significant interoperability issues begin with the variables associated with simple home video, involving NTSC or PAL, standard or widescreen video and competing next-generation high-definition formats. These issues increase dramatically when Internet video is added with codecs such as Windows Media Video (WMV) and VC-1, H.264, DivX, On2’s VP6, Sorenson 3 and Sorenson. Adding to this complexity is the ongoing evolution of Flash video. Additional challenges result from content providers and device manufacturers that optimize bit rates, resolutions and other parameters to balance video quality and download times. Finally, on the mobile side, the thousands of different handset configurations in use today force specific unique video formats. In simplest terms, a single piece of multimedia content might need to be transcoded to 100 variations ( i.e ., video bit rate, video frame rate, video picture resolution, compression algorithm, audio sampling rate, audio bit depth, streaming, progressive download, and download, among others) to guarantee playback across various mobile devices.

No service can mandate that all content must be produced in a specific standard if they are dealing with User Generated Content (UGC) or mobile media sharing. For UGC, there is a need to deal with the uncertainties associated with numerous end-user devices and multiple networks with differing technical infrastructures and speeds. The approach used by most content aggregators to deal with this issue is pre-transcoding”. That is, the content aggregator ingests content and transcodes it into all of the proper formats a priori; only then is the content distributed. This time-consuming process delays the posting of content and creates the need for massive amounts of hardware required for the processing of the ingested video.

A great deal of content is pre-transcoded. That is, content aggregators ingest content and transcode it into their chosen” format or formats; only then is the content is put online. This can delay the posting of content for access by end-users. However the challenge of transcoding takes on a new dimension when one considers the enormous volume of online content. Thwapr anticipates that volume will continue to skyrocket in the coming years as consumption increases. With many individual sites taking in thousands upon thousands of videos each day, there is a non-stop process, especially if the target is the myriad formats and codecs that target many of the top mobile phones. This problem is exacerbated by the fact that the type and underlying formats of mobile phones are moving targets with a high velocity of change. Transcoding in this context is already a complex process.

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

Intellectual Property

Patents. Thwapr is developing unique intellectual property for its service. The centerpiece of the Thwapr technology is expected to be a process that detects mobile device attributes (video formats, image formats, video capabilities, screen size, screen type ( i.e. , touch vs. static), mobile web browser, operating system) and delivers videos and photos individualized for each user's device and carrier in real-time. This process is covered by a provisional patent filing and Thwapr is expecting to leverage that into a series of patent applications within the required statutory terms of the provisional patent filing. The Thwapr process utilizes hybrid transcoding and adaptive rendering, key differentiators versus other approaches to mobile media sharing. Hybrid transcoding combines pre-transcoding and real-time transcoding while adaptive rendering scales the end-user web experience from a simplistic HTML web browser on a flip phone all the way up to a large screen multi-touch modern WebKit browser. This seamless process makes it possible to achieve an extraordinary level of ease of use while delivering the highest quality video and Web experience that each user's phone can support.

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

Trademarks. Thwapr has filed and received approval for trademarks on its company name Thwapr” and its taglines Get Your Moments Moving,” and Share to PhoneMobilize and Monetize.” There can be no assurance that Thwapr will receive trademark protection on any future applications.

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

Recent Developments

Line of Credit and Restructuring Purchase Agreement

On February 23, 2012, the Company entered into a line of credit and restructuring purchase agreement (the Credit Agreement”) with Ron Singh, the President and CEO of the Company.

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

Cautionary Statement Regarding Forward-Looking Statements

This Strategic Plan of the Company, (the Plan”) contains forward-looking statements relating to events anticipated to happen in the future.  We base these forward-looking statements on the beliefs of our management, as well as assumptions made by and information currently available to our management.  Forward-looking statements also may be included in other written and oral statements made or released by us.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong.  Forward-looking statements are subject to both known and unknown risks and uncertainties and are affected by inaccurate assumptions that we might have made or may make in the future.  Consequently, we cannot guarantee any forward-looking statement.  Actual future results may vary materially.  We do not undertake any obligation to update publicly any forward-looking statements to reflect new information or future events or occurrences.  These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

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

Our business depends upon our ability to keep pace with the latest technological changes, and our failure to do so could make us less competitive in our industry .

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Since April 21, 2010 our common stock is currently quoted on the over-the-counter bulletin board under the symbol "THWI". The following table sets forth the range of high and low bid prices for our common stock during the periods indicated. The prices set forth below represent inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions. For the quarter ended March 31, 2012, the high and low common stock price was $0.06 and $0.01, respectively.

Year Ending December 30, 2011

Quarter Ended:	Common Stock
	High	Low
March 31, 2011	$1.31	$0.22
June 30, 2011	$0.60	$0.16
September 30, 2011	$0.32	$0.06
December 31, 2011	$0.20	$0.03

Year Ending December 30, 2010

Quarter Ended:	Common Stock
	High	Low
March 31, 2010	N/A	N/A
June 30, 2010	$1.48	$1.40
September 30, 2010	$1.70	$1.48
December 31, 2010	$1.83	$1.72

As of April 15, 2012, there were approximately 33 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which equity securities of the Company were authorized for issuance as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c )
Equity Compensation plans approved by security holders	-	-	-
Equity Compensation plans not approved by security holders	36,000,000	$0.13	36,000,000
Total	36,000,000	$0.13	36,000,000

In October 2011 the Board of Directors adopted the Thwapr, Inc. Equity Incentive Plan (the Plan”) under which up to 72,000,000 million of common stock have been reserved for issuance. As of December 31, 2011, 36,000,000 options to purchase stock at $0.13 per share were outstanding and zero options were exercisable.

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

Overview

The Company is a development stage technology company the primary purpose of which is to develop systems, applications and software that allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. The Company developed a mobile video sharing platform that solves the problem of sending quality video content to and from mobile devices and from Websites to mobile devices.  Thwapr’s systems, applications and software allow users and brands to share pictures and video to mobile phone users regardless of device, platform or carrier. Additionally, the Company expects to enable users to easily capture and share pictures and videos on their phones with other mobile and desktop users and into social networks. The Company plans to derive revenues from banner and video advertising on its mobile and desktop websites and from mobile media messaging fees from brand sponsors and content owners. The Company also plans to sell premium services to users and brands via subscriptions and other fees. In December 2009, the Company launched a public beta test of its service.

To date, the Company has had very limited revenues and suffers from a severe working capital shortage and is actively seeking additional financing to provide it with the financial resources to market and commercialize its system and services both domestically and internationally. There can be no assurance that the Company will be successful in raising additional capital on terms attractive to it and its shareholders, if at all. Even if such capital becomes available, there can be no assurance that the Company will achieve commercial success with its products and services.

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

On March 23, 2012 the Company announced a restructuring plan as part of the Company’s efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables ”), in addition to seeking to raise additional working capital, the Company’s management has commenced to implement a debt restructuring plan (the “Restructuring Plan”).

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the New Notes ”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

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

Accounting Pronouncements Recently Adopted

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB”) issued ASU 2011-04, Fair Value Measurement (ASU 2011-04”), which amended ASC 820, Fair Value Measurements (ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles-Goodwill and Other - Goodwill . ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified major deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be a material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  These material weaknesses identified include the following:

•	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

•	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTIORS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Provided below are brief descriptions of the business experience of each director during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

During the past 10 years, none of our directors has been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self regulatory organization.

As at December 31, 2011:

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2011:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Bruce Goldstein*	Director, CEO and President	2010	63
Barry Hall	Director, Chief Financial Officer and Secretary	2010	63
Robert Rosenblatt*	Director	2010	54
Leonard Dreyer	Director	2010	68

*On February 27, 2012 Mr. Goldstein resigned from all of his positions at the Company, including his Board position; Mr. Rosenblatt resigned from the Board of Directors on that same day.

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

Ron Singh. For the past five years, Mr. Singh has worked for Trivandrum India Fund Management Ltd. as its head of private equity investments. Since 2004, Mr. Randhawa has been the CEO of Trivandrum Capital Corp. (“Trivandrum”), a private venture capital firm. Since 2006 Mr. Brar, has worked at Trivandrum as an engineering analyst. Mr. Singh studied electrical engineering and business at the University of British Columbia.

Barry Hall. Since November 2008, Mr. Hall has served as the Chief Financial Officer of Thwapr. Mr. Hall had served as acting CFO of Thwapr from March 2007 to November 2008. Since March 2007, Mr. Hall has been a director of Thwapr. Mr. Hall was appointed CFO pursuant to a shareholder’s agreement between Carlaris, Inc. (Carlaris”) and Thwapr, dated November 2008. Mr. Hall concurrently serves as the President of Carlaris, which provides consulting services to Thwapr pursuant to a consulting agreement between Carlaris and Thwapr, dated April 1, 2009. Since May 2007, Mr. Hall has served as the President of Hall Manor, Inc., a California based management and financial consulting firm. From July 2004 until September 2006, Mr. Hall was the President and CFO of Trestle Holdings, Inc., a medical imaging device company. Mr. Hall has a BA in mathematics from San Diego State University and a Masters in Business Administration from San Diego State University.

Guriqibal Randhawa. Since 2004, Mr. Randhawa has been the Chief Executive Officer of Trivandrum Capital Corp. (Trivandrum”), a private venture capital firm. Prior thereto, Mr. Randhawa was a senior associate at Ziff Brothers Investments specializing in energy and technology for the European continent. Mr. Randhawa studied economics at the University of Victoria.

Gurmit Brar. Since 2006, Mr. Brar has worked at Trivandrum Capital Corp. as an engineering analyst focused on technological design and deployment. Mr. Brar studied power engineering at the British Columbia Institute of Technology.

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

Leonard Dreyer. Since 2009 Mr. Dreyer served as Chairman of the Audit Committee of the Philanthropic Foundation of California State University, Fullerton. From March 2003 to September 2005 Mr. Dreyer served on the Board of Directors and was the Chairman of the Audit Committee of Worldwide Restaurant Concepts, Inc. Prior to that Mr. Dreyer was Chairman and Chief Executive Officer of Marie Callender Restaurants, Inc. Mr. Dreyer graduated from California State University, Fullerton with a Bachelor’s Degree in Business Administration.

Board Independence

The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements. However, the Company's uses NASDAQ's definition of “independent” to determine if a director is independent, along with other applicable independence standards under SEC guidelines, as determined by the Board. The Board of Directors will also consult with counsel to ensure that the Boards of Directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002.  The NASDAQ listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  Three of our directors, Mrrs. Dryer, Randhawa and Brar are “independent” as that term is defined by NASDAQ Rule 4200(a)(15). The Company also believes that both members of its audit committee would be deemed to be independent under this definition.

BOARD MEETING COMMITTEES

Our Board of Directors held a total of five meetings during the fiscal year ended December 31, 2011. All of our Directors who were Board members at the time attended each meeting.

Audit Committee

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. During fiscal 2011, this Committee consisted of Mr. Dreyer, who acted as Chairman, and Mr. Rosenblatt; Mr. Dreyer continues to act as Chairman, but Mr. Randhawa replaced Mr. Rosenblatt. The Committee met six times during the year ended December 31, 2011. Mr. Dreyer has been approved by our Board of Directors as the Independent Audit Committee Financial Expert.

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

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Bruce Goldstein	2011	—	—	$368,590	—	—	—	$240,000	$608,590
Chief Executive Officer (2)	2010	—	—	—	—	—	—	$240,000	$240,000

Barry Hall	2011	—	—	$274,980	—	—	—	$180,000	$454,980
Chief Financial Officer	2010	—	—	—	—	—	—	$180,000	$180,000

(1)        All Other Compensation consists solely of payments made to Executive Officers for consulting work.

(2)        Mr. Goldstein was terminated as the Company's Chief Executive Officer in February 2012. Mr. Singh, Mr. Goldstein's replacement, does not currently receive any compensation for his services to the Company as President and CEO.

Employment Agreements

Mr. Hall was appointed Chief Financial Officer pursuant to an agreement between Carlaris, Inc. and Thwapr dated November 2008. Under the agreement, Mr. Hall is to devote between 60% and 75% of his efforts for a monthly fee of $12,000 or $15,000, respectively. This agreement can be terminated with three months’ notice. In February 2012, this agreement was modified so that the monthly fee was reduced to $11,250 per month. We do not have any other employment agreements with any of our other officer or directors.

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/Sh)	Option Expiration Date
Bruce Goldstein	11,340,000		11,340,000	$0.13	November 20, 2016

Barry Hall	–	8,460,000	8,460,000	$0.13	November 20, 2016

Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)
Bruce Goldstein	11,340,000	–	–	–
Barry Hall	8,460,000	–	–	–

Equity Incentive Plan

In October 2011 the Board of Directors adopted the Thwapr, Inc. 2011 Stock Option Plan (the “Plan”) under which up to 72,000,000 million of common stock have been reserved for issuance. As of December 31, 2011, 36,000,000 options to purchase stock were outstanding and zero options were exercisable.   All such options were granted at an exercise price equal to $0.13 per share, which represents 100% of the fair market value of our common stock on the grant date of such options. The Compensation Committee or our Board of Directors may suspend or terminate the 2011 Plan at any time.

The Plan provides for the grant to employees, including executive officers, consultants and directors of restricted common stock, as well as cash or other stock-based awards and other benefits. The purpose of the Plan is to enable us to attract and retain qualified persons as employees, officers and directors and others, whose services are required by us, and to motivate such persons by providing them with equity participation in us.

Under the Plan, an aggregate of up to twenty percent (20%) of the total fully diluted issued and outstanding shares of the Company's common stock may be issued and awarded, up to a maximum of not more than seventy two million (72,000,000) shares of common stock.  The number of shares that may be subject to stock awards granted to any one participant during any single fiscal year shall not exceed 30% of the total shares of common stock issuable pursuant to the Plan in one given year, subject to adjustment as set forth in the Plan.

The Plan is administered by the Board or a delegated Compensation Committee, which has, subject to specified limitations, the full authority to grant equity awards and establish the terms and conditions for vesting and exercise thereof.  Awards of restricted stock under the Plan may qualify for the “performance-based compensation” exception under the Internal Revenue Code of 1986 (the “IRC”) Section 162(m) pursuant to their expected terms.

For further information about the Plan, please see the Current Report on Form 8-K that was filed with the SEC on October 26, 2011.

Compensation of Directors

In accordance with a compensation plan adopted by the Board in May 2010, all Independent Directors are compensated as follows:

•	Upon joining the Board Independent Directors are awarded One-time stock option grant of 1, 500,000 on the date of election or appointment to the Board, at the prior day’s closing market bid price on a formal offer is made to join the Board, vesting quarterly over three years.

•	Annually, each Independent Director 300,000 stock options on the first business day of each fiscal year, at prior day’s closing market bid price on the day of grant, vesting 25% at the end of each fiscal quarter.

•	Board Members receive cash compensation of $500 for every meeting attended in person and $250 for every meeting attended telephonically.

•	A Committee Chairperson is awarded 150,000 stock options granted at the inception of such member’s tenure and 25,000 stock options granted on the first business day of each fiscal year served. Such grants will be made at prior day’s closing market bid price on the day of grant, and will vest 25% at the end of each fiscal quarter.

•	A Committee member is awarded 60,000 stock options granted at the inception of such member’s tenure and 10,000 stock options granted on the first business day of each fiscal year served. Such grants will be made at prior day’s closing market bid price the time of grant, and will vest 25% at the end of each quarter.

•	Committee members receive $250 for every committee meeting attended and $125 if attended by phone.

This plan was discontinued in November 2011.

The following table contains information regarding the compensation of our directors for the fiscal year ending December 31, 2011: [complete table]

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Rosenblatt	2,625		466,200	(1)
Leonard Dreyer	2,750		471,000	(2)

1)	Mr. Rosenblatt also has an outstanding option award to purchase 1,500,000 shares at an exercise price of $0.42 per share and an outstanding option award to purchase 120,000 shares at an exercise price of $1.78 per share, granted on May 19, 2010 and November 12, 2010 respectively; both of these options have a five year term.
2)	Mr. Dreyer also has an outstanding option award to purchase 1,500,000 shares at an exercise price of $0.42 per share and an outstanding option award to purchase 150,000 shares at an exercise price of $1.78 per share, granted on May 19, 2010 and November 12, 2010 respectively; both of these options have a five year term.

We indemnify our directors and officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to us. This is permitted by our Certificate of Incorporation and our Bylaws.

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

As of April 15, 2012, on a fully diluted basis, there would be 391,938,989 shares of common stock outstanding, after giving effect to the exercise of 1,525,000 warrants, 4,905,000 stock options and the conversion of 47,061,636 shares of convertible preferred stock at a conversion ratio of 6.5-for-1.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of stock indicated.

Unless otherwise indicated, the address for each of the persons listed below is 410 S. Rampart Blvd, Ste. 390, Las Vegas, NV 89145.

[complete table - no other 5% holders from preferred?]

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Percentage Beneficially Owned
Ron Singh, Director and Chief Executive Officer	13,333,333	(2)	3.4%

Barry Hall, Director and Chief Financial Officer	37,232,316	(3)	9.5%

Leonard Dreyer, Director	2,200,000	(4)	3.5%

Guriqibal Randhawa, Director	0		0%

Gurmit Brar, Director	0		%

Energy Trust 2nd Floor, Intl Bazaar PO Box N-8198, Bay Street Nassau Bahamas	222,329,250	(5)	222,329,250
All Officers and Directors as a Group (5 persons)	52,765,649		13.5%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(2)	Represents shares underlying a $200,000 6% convertible secured promissory note issued pursuant to the Restructuring Plan discussed above, which are initially convertible into shares of the Company’s common stock, $0.0003 par value per share at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.
(3)	Includes 4,230,000 stock options to purchase at $0.13 within 60 days of the date of this table and 7,830,893 shares underlying a $117,463.39 6% convertible secured promissory note issued pursuant to the Restructuring Plan discussed above, which are initially convertible into shares of the Company’s common stock, $0.0003 par value per share at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.
42

(4)	Represents 675,000 stock options to purchase at $0.13, 1,000,000 Warrants convertible to common stock at a price of $0.42 per share, 150,000 Warrants to purchase common stock at a price of $1.78 and 375,000 Warrants to purchase common stock at a price of $0.32, all within 60 days of the date of this Form 10-K.
(5)	Represents shares of common stock underlying 34,204,500 shares of Series A preferred stock.

ITEM 13.	Certain Relationships and Related Transactions

Transactions With Related Persons, Promoters And Certain Control Persons

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction during the last two fiscal years involving an amount exceeding $120,000 and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO, Vice President Product and In-house Counsel. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the years ended December 31, 2011 and 2010, the amounts incurred to these stockholders were $634,581 and $638,940, respectively. A balance of $360,802 remained unpaid at December 31, 2011. Additionally, at December 31, 2011 the Company owed Barry Hall, the Company's former CEO, $100,000 for cash advances that he made to the Company.

On February, 27, 2012, the Company consummated a line of credit and restructuring agreement with Mr. Ron Singh, the Company's President and CEO as of that same date, whereby he and his affiliates agreed to make available to the Company an initial $200,000 line of credit over a period of approximately four months. The funds will be used for general working capital purposes while the Company focuses on operational efficiencies and expanding its patent-pending mobile video sharing technology to a global audience.

On March 23, 2012 the Company announced the “Restructuring Plan” which is described above in Part I, Item 1, pursuant to which it issued convertible notes to certain of our executive officers..

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant shareholders. However, such transactions are subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Promoters and Certain Control Persons

None of the Company's management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or received any of our debt or equity securities or any of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

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

Audit Committee - Pre-Approval

The fees for the audit of the financial statements for the years ended December 31, 2011 and 2010 by Rose, Snyder & Jacobs LLP as detailed above, were pre-approved by the Audit Committee and all work of said firm was performed solely by their permanent employees.

ITEM 15.	EXHIBITS

Exhibit Numbers	Description
3.1	Articles of Incorporation of the Registrant, dated November 2, 2007, including all amendments to date (incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
3.1a	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) of the Registrant’s Current Report on Form 8-K filed on April 21, 2010).
3.2	By-laws of the Registrant, dated November 2, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.1	Form of Stock Specimen (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1 filed on February 9, 2009).
4.2	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on July 21, 2010).
4.2	Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 1, 2011).
4.3	2011 Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on October 26, 2011).
10.1	Share Exchange Agreement, dated March 5, 2010 by and among Seaospa, Inc., certain stockholders of Seaospa, Inc., Thwapr, Inc., and certain stockholders of Thwapr, Inc (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 9, 2010).
10.2	Addendum No. 1 to July 20, 2009 Exchange Offer Agreement, dated February 2010, by and among Thwapr, Inc. and the stockholders listed therein (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.3	Form of Warrant to Purchase Common Stock of Thwapr, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.4	Form of Indemnification Agreement for the officers and directors of Seaospa, Inc. (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.5	Registration Rights Agreement, dated March 29, 2010, by and among Seaospa, Inc. and the stockholders listed therein. (Incorporated by reference to the Registrant's Form 8-K filed on April 2, 2010).
10.6	Exchange Offer Agreement dated July 20, 2010, made by and between the Company and certain Stockholders (Incorporated by reference to the Registrant's Form 8-K filed on July 21, 2010).
10.7	Line of Credit and Restructuring Agreement between the Company and Ron Singh (Incorporated by reference Exhibit 10.1 on the Registrant's Form 8-K filed on March 2, 2012).
10.8	6% Secured Convertible Notes issued to Kevir Kang, Ron Singh and Barry Hall (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 23, 2012).
10.9	Form of Offer Letter to certain holders of Company Payables (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 23, 2012).
10.10	Form of letter to potential holders of Make Good Shares (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 23, 2012).
14.1	Code of Ethics, adopted May 4, 2010 (Incorporated by reference to the Registrant's Form 8-K dated May 6, 2010).
31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certifications of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THWAPR, INC.

Date: June 1, 2012	/s/ Ron Singh
Name: Ron Singh
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2012	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: June 1, 2012	/s/ Guriqbal Randhawa
Name: Guriqbal Randhawa
Title: Director

Date: June 1, 2012	/s/ Gurmit Brar
Name: Gurmit Brar
Title: Director

Date: June 1, 2012	/s/ Leonard Dreyer
Name: Leonard Dreyer
Title: Director

THWAPR, INC.

CONTENTS

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CASH FLOWS	F-4

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-19

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

On October 28, November 4, November 9, and November 16, 2011 the Company issued four separate notes totaling $65,568. These notes were convertible contingent upon raising $4.0 million. Subsequent to December 31, 2011, these notes have been amended and they are convertible to the company’s $.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The notes matures on December 31, 2013 and do not bear interest.

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

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2009	3,863,361	$0.34
Granted	12,021,720	0.46
Effect of 9:1 conversion from preferred to common	29,200,008	0.33
Expried/cancelled	(8,406,249)	0.39
Exercised	-	-
Outstanding at December 31, 2010	36,678,840	0.36
Granted	1,110,000	0.32
Expried/cancelled	(1,612,500)	0.49
Exercised	-	-
Outstanding at December 31, 2011	36,176,340	$0.36
Exercisable at December 31, 2011	34,492,588	$0.36

Awards Outstanding				Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	7.25 years	$0.33	$0.33	29,885,010	7.25 years	$0.33

$0.42	5,248,830	3.30 years	$0.42	$0.42	3,748,828	3.30 years	$0.42

$1.78	307,500	3.92 years	$1.78	$1.78	307,500	3.92 years	$1.78

$0.32	735,000	4.08 years	$0.32	$0.32	551,250	4.08 years	$0.32

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

