Form 10-Q
period 2012-06-30
Thwapr, Inc.
filed 2012-08-20
CIK 1451598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): 292,204,180

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at August 20, 2012 was 292,204,180.

INDEX

		Page
		Number

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
	Balance Sheet as at June 30, 2012 (unaudited) and December 31, 2011 (audited)	5
	Statement of Operations for the three and six months periods ended June 30, 2012 and 2011 and for the period March 14, 2007 (Date of Inception) to June 30, 2012 (unaudited)	6
	Statement of Cash Flows for the three and six month periods ended June 30, 2012 and 2011 and for the period March 14, 2007 (Date of Inception) to June 30, 2012 (unaudited)	7
	Statement of Stockholders’ Equity (Deficit) for the period March 14, 2007 (Date of Inception) to June 30, 2012 (unaudited)	8
	Notes to the Financial Statements	9-21
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	26
ITEM 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26
ITEM 1A.	RISK FACTORS	26
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4.	MINE SAFETY DISCLOSURE	27
ITEM 5.	OTHER INFORMATION	27
ITEM 6.	EXHIBITS	27

SIGNATURES		28

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Thwapr, Inc. at June 30, 2012 (with comparative figures as at December 31, 2011) and the statement of operations for the three and six months ended June, 2012 and 2011 and for the period from March 14, 2007 (date of inception) to June 30, 2012, the statement of shareholders’ equity (deficit) for the period from March 14, 2007 (date of inception) to June 30, 2012, and the statement of cash flows for the three and six months ended June 30, 2012 and 2011 and for the period from March 14, 2007 (date of inception) to June 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six month ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and notes for the years ended December 31, 2011 and 2010, included in Form 10-K amended and filed with the Securities on May 21, 2012.

3

THWAPR, INC.

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF CASH FLOWS	7

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	8

NOTES TO FINANCIAL STATEMENTS	9-21

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$527	$8,083
Accounts receivable, net of allowance for doubtful accounts of $3,750 at June 30, 2012 and $0 December 31, 2011	-	17,788
Prepaid expenses	142,506	17,213

TOTAL CURRENT ASSETS	143,033	43,084

PROPERTY AND EQUIPMENT, NET	2,633	12,409

TOTAL ASSETS	$145,666	$55,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$183,713	$184,940
Notes payable to stockholders	173,064	-
Deferred revenue	-	5,833
Secured Convertible notes due to stockholders less discount of $862,298 and $0 at June 30, 2012 and December 31, 2011, respectively	830,030	1,339,334
Derivative liability	2,487,508	1,701
Amount payable to stockholders	513,162	734,798
TOTAL CURRENT LIABILITIES	4,187,477	2,266,606

LONG-TERM LIABILITIES
Convertible note, less discount of $12,292 and $14,792 at June 30, 2012 and December 31, 2011, respectively	12,708	10,208
TOTAL LONG-TERM LIABILITIES	12,708	10,208

COMMITMENTS AND CONTINGENCIES, Note 5

STOCKHOLDERS' DEFICIT:
Convertible preferred, $.0001 par value; 50,000,000 shares authorized; 46,961,636 shares issued and outstanding	4,706	4,706

Common stock, $.0003 par value; 300,000,000 shares authorized; 292,147,392 and 58,094,129 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	73,927	3,711
Additional paid-in capital	23,716,941	20,474,730
Deficit accumulated during the development stage	(27,850,093)	(22,704,468)
TOTAL STOCKHOLDERS' DEFICIT	(4,054,519)	(2,221,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$145,666	$55,493

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED June 30, 2012 AND 2011 AND THE PERIOD FROM

MARCH 14, 2007 (DATE OF INCEPTION) THROUGH June 30, 2012

					March 14, 2007
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	June 30,		June 30,		through
	2012	2011	2012	2011	June 30, 2012

REVENUE	$6,458	$5,700	$23,433	$6,208	$61,263
COST OF SALES	24,895	47,397	64,943	95,374	279,052

GROSS LOSS	(18,437)	(41,697)	(41,510)	(89,166)	(217,789)

OPERATING EXPENSES:
Product Development	22,058	680,345	95,359	1,708,019	9,995,057
General and Administrative Expenses	757,554	668,074	1,569,769	2,003,231	14,075,275

TOTAL OPERATING EXPENSES	779,612	1,348,419	1,665,128	3,711,250	24,070,332

LOSS FROM OPERATIONS	(798,049)	(1,390,116)	(1,706,638)	(3,800,416)	(24,288,121)

OTHER INCOME (EXPENSES)
Interest Income	-	5	-	5	193
Other Income	-	43,198	-	43,198	43,198
Change in Derivative Liability	(1,586,314)	9,809	(1,324,334)	15,407	(1,299,235)
Interest Expense	(411,815)	(12,431)	(460,483)	(17,123)	(644,670)
Other Expense, note 10	(1,654,170)	-	(1,654,170)	-	(1,661,459)
TOTAL OTHER INCOME (EXPENSE)	(3,652,299)	40,581	(3,438,987)	41,487	(3,561,973)

NET LOSS	$(4,450,348)	$(1,349,535)	$(5,145,625)	$(3,758,929)	$(27,850,094)

Basic and diluted (loss) per share	$(0.02)	$(0.03)	$(0.03)	$(0.07)

Weighted average shares	248,503,422	53,769,129	153,171,954	53,194,499

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE PERIOD FROM

MARCH 14, 2007 (DATE OF INCEPTION) THROUGH June 30, 2012

			March 14, 2007
	For the Six Months Ended		(Date of Inception)
	June 30,		through
	2012	2011	June 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,145,625)	$(3,758,929)	$(27,850,093)
Adjustments to reconcile net loss to net cash used in operating activities:

Forgiveness of debt	-	(43,198)	(43,198)
Stock based compensation	1,202,172	2,884,706	16,326,499
Amortization of note discount	414,547	2,500	536,880
Change in derivative liability	1,324,334	(15,407)	1,299,235
Issuance of additional shares - financing	1,649,202		1,649,202
Depreciation Expense	4,808	6,702	37,138
Loss on disposal of fixed assets	4,968	-	12,257
(Increase) decrease in:
Accounts receivable	17,788	(2,958)	-
Prepaid expense	11,874	(940)	(5,339)
Increase (decrease) in:
Accounts payable and accrued expenses	212,125	(117,759)	500,829
Deferred revenue	(5,833)	-	-
Amounts payable to stockholders	67,084	134,379	801,882

NET CASH USED IN OPERATING ACTIVITIES	(242,556)	(910,904)	(6,734,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,848)	(52,029)
NET CASH USED IN INVESTING ACTIVITIES	-	(3,848)	(52,029)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes	-	-	25,000
Proceeds from convertible notes due to stockholders	235,000	877,500	1,619,068
Proceeds from sale of common stock, net	-	50,200	5,143,196

NET CASH PROVIDED BY FINANCING ACTIVITIES	235,000	927,700	6,787,264

NET INCREASE (DECREASE) IN CASH	(7,556)	12,948	527

CASH AT BEGINNING OF THE PERIOD	8,083	5,637	-

CASH AT END OF PERIOD	$527	$18,585	$527

SUPPLEMENTARY DISCLOSURE:
Income taxes paid in cash	$-	$-	$2,660
Conversion of notes payable into equity	$280,618	$-	$384,118
Issuance of notes as payment of accounts payable	$173,064	$-	$173,064
Issuance of shares as payment of accounts payable	$113,268	$-	$113,268
Convertible notes issued to stockholder as payment of accounts payable	$-	$-	$296,238

THWAPR, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD MARCH 14, 2007 (DATE OF INCEPTION)

THROUGH June 30, 2012

					Additional
	Convertible Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, MARCH 14, 2007 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of stock to founders	-	-	12,857,136	429	(429)	-	-
Issuance of stock for cash ($.023 per share)	-	-	30,000,000	1,000	770,676	-	771,676
Net loss	-	-	-	-	-	(454,014)	(454,014)

BALANCE, DECEMBER 31, 2007	-	-	42,857,136	1,429	770,247	(454,014)	317,662
Issuance for cash, ($0.33 per share)	-	-	1,350,000	45	448,755	-	448,800
Net loss	-	-	-	-	-	(891,552)	(891,552)

BALANCE, DECEMBER 31, 2008	-	-	44,207,136	1,474	1,219,002	(1,345,566)	(125,090)
Issuance for cash ($0.33 per share)	-	-	2,980,500	99	993,401	-	993,500
Conversion of common stock to preferred stock	15,729,212	1,573	(47,187,636)	(1,573)	-	-	-
Issuance for cash ($0.41 per share)	-	-	2,133,600	71	869,489	-	869,560
Amortization of warrants	-	-	-	-	612,298	-	612,298
Net loss	-	-	-	-	-	(2,475,330)	(2,475,330)

BALANCE, DECEMBER 31, 2009	15,729,212	1,573	2,133,600	71	3,694,190	(3,820,896)	(125,062)

Conversion of preferred stock to common	(15,729,212)	(1,573)	424,688,724	14,156	(12,583)	-	-
Shares added due to reverse merger	-	-	43,829,262	1,461	(1,461)	-	-
Issuance for cash ($0.42 per share)			1,207,200	40	495,460		495,500
Issuance for cash ($0.42 per share)	-	-	750,000	75	312,425	-	312,500
Issuance for cash ($0.73 per share)	-	-	684,933	68	469,932	-	470,000
Issuance for cash ($0.83 per share)	-	-	910,800	92	731,369	-	731,461
Conversion of common stock to preferred	47,061,636	4,706	(423,554,724)	(14,118)	9,412	-	-
Amortization of warrants	-	-	-	-	7,113,192	-	7,113,192
Amortization of preferred stock issuance	-	-	-	-	2,468,749	-	2,468,749
Stocks issued for services	-	-	1,386,000	138	637,861	-	637,999
Net loss	-	-	-	-	-	(12,681,777)	(12,681,777)

BALANCE, DECEMBER 31, 2010	47,061,636	4,706	52,035,795	1,983	15,918,546	(16,502,673)	(577,438)

Issuance for cash ($0.06 per share)			833,334	280	49,920	-	50,200
Amortization of stock options					764,938		764,938
Amortization of warrants	-	-	-	-	1,022,368	-	1,022,368
Amortization of preferred stock issuance for services	-	-	-	-	1,549,166	-	1,549,166
Common stock issued for services	-	-	3,500,000	930	829,795	-	830,725
Amortization of common stock issuance for services	-	-	-	-	124,890	-	124,890
Beneficial conversion feature	-	-	-	-	112,125	-	112,125
Conversion of notes into shares ($0.06 per share)	-	-	1,725,000	518	102,982	-	103,500
Preferred stock forfeited	(100,000)	-	-	-	-	-	-
Net loss	-	-	-	-	-	(6,201,795)	(6,201,795)

BALANCE, DECEMBER 31, 2011	46,961,636	4,706	58,094,129	3,711	20,474,730	(22,704,468)	(2,221,321)

Issuance of stock for as payment of payables ($0.07 per share)	-	-	1,000,000	300	69,700	-	70,000
Amortization of stock options	-	-	-	-	463,665	-	463,665
Amortization of warrants	-	-	-	-	67,555	-	67,555
Amortization of common stock issued for services	-	-	-	-	16,416	-	16,416
Net loss	-	-	-	-	-	(695,277)	(695,277)

BALANCE, MARCH 31, 2012	46,961,636	4,706	59,094,129	4,011	21,092,066	(23,399,745)	(2,298,962)

Issuance of stock for as payment of payables ($0.015 per share)	-	-	2,884,405	866	42,402	-	43,268
Common stock issued for services			22,550,000	6,765	240,185		246,950
Issuance of "make-good" shares			191,767,635	57,530	1,591,672		1,649,202
Conversion of notes into shares ($0.01 per share)	-	-	16,717,889	5,015	275,603	-	280,618
Common stock cancelled			(866,666)	(260)	260	-	-
Amortization of stock options	-	-	-	-	423,922	-	423,922
Amortization of warrants	-	-	-	-	50,831	-	50,831
Net loss	-	-	-	-	-	(4,450,348)	(4,450,348)

BALANCE, JUNE 30, 2012	46,961,636	$4,706	292,147,392	$73,927	$23,716,941	$(27,850,093)	$(4,054,519)

The above shares of common stock retroactively reflect a 3-for-1 stock split in February 2011.

Notes to Financial Statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Development Stage Activities

Since inception the Company has minimal revenue producing business operations. All of the operating results and cash flows reported in the accompanying financial statements from March 14, 2007 through June 30, 2012 are considered to be those related to the development stage activities and represent the 'cumulative from inception' amounts required to be reported pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205.  The Company is focusing its efforts in two areas during the development stage. First, the Company has devoted a substantial time and resources to software development related to the service it was to provide.  Second, the Company has spent significant time and resources testing the software against a variety of cell phone models, platforms and carriers.

Restructuring Plan

On March 23, 2012 the Company announced a restructuring plan as part of the Company’s efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables”), in addition to seeking to raise additional working capital, the Company’s management has commenced to implement a debt restructuring plan (the “Restructuring Plan”). In June 2012 the Company issued 2,884,405 shares of $.0003 Common stock and notes of $173,064 bearing interest at 6% due March 31, 2013 as payment of $216,330 of accounts payable.

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

The following table summarizes fair value measurements by level at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$527	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$2,487,508

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,083	$-	$-
Derivative liability (conversion feature and warrants)	$-	$-	$1,701

The following table sets forth a summary of changes in the fair value of the Company’s level 3 assets (conversion feature and warrants) for the six months ended June 30, 2012.

Level 3 Liabilities
Derivative Liability
Balance as of December 31, 2011	$1,701
Creation of Derivative	1,274,345
Reclassification to Equity	(112,872)
Changes in value of Derivative Liability	1,324,334
Balance as of June 30, 2012	$2,487,508

The carrying amount of certain financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.

The Company used the Black-Scholes option pricing model for estimating the fair value of the note conversion feature and the warrants with the following assumptions: expected life of 1.00 to 2.75 years; risk-free interest rate of 0.3% to 1.0% dividend yield of 0%; and expected volatility of 200%.

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

Product Development

Product development costs are expensed as incurred.  These costs primarily include the costs associated with the research and development and testing of video and picture sharing technology.  During the three months ended June 30, 2012 and 2011, product development costs amounted to $22,058 and $680,345, respectively.  During the six months ended June 30, 2012 and 2011 product development costs amounted to $95,359 and $1,708,019, respectively.

Concentrations

The Company has three major customers that individually exceeded 10% of total revenue for the three months ended June 30, 2012. Revenue from these major customers accounted for 98% of total revenue. Revenue from one customer accounted for 100% of total revenue for the three months ended June 30, 2011. Revenue from five major customers accounted for 100% of total revenue for the six month ended June 30, 2012. Revenue from one customer accounted for 100% of total revenue for the six months ended June 30, 2011. One customer accounted for 100% of total accounts receivable at June 30, 2011.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2012	2011
Computer equipment	$8,772	$41,663
Accumulated depreciation	(6,139)	(29,254)
Property and equipment, net	$2,633	$12,409

Depreciation expense for the three and six months ended June 30, 2012 was $1,481 and $4,808, respectively. Depreciation expense for the three and six months ended June 30, 2011 was $3,175 and $6,702, respectively.

4.	RELATED PARTY TRANSACTIONS

Payment for Consulting Services

Certain stockholders of the Company have provided and provide general management and technology services to the Company as Chairman, CEO, CFO, CTO and Vice President Product. Amounts paid to these stockholders were in lieu of salaries and represented compensation for services rendered as executives, directors and the attorney of the Company. During the three months ended June 30, 2012 and 2011 the amounts incurred to these stockholders were $33,500 and $171,225, respectively. During the six months ended June 30, 2012 and 2011 the amounts incurred to these stockholders were $167,250 and $371,475, respectively. A balance of $166,000 remained unpaid at June 30, 2012 not including notes payable of $144,560 issued as payment.

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

Amounts funded under the line of credit are secured by a 6% convertible secured promissory note payable as to principal and accrued interest on June 30, 2013. The note is secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments. At June 30, 2012, the amount drawn against this line was $200,000

5.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The company leases offices in Las Vegas, Nevada, which expires in July of 2013. Monthly rent is $2,514.

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

At June 30, 2012, the Company has net operating loss carryforwards available for federal tax purposes, which expire from 2028 to 2031.  The amount of net operating losses which may be utilized in future years may be subject to significant annual limitations should an ownership change occur. The Company also has operating loss carryforwards available for California income tax purposes, which expire through 2031. The amounts of operating loss carryforwards are not determined. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

At June 30, 2012 and December 31, 2011, total deferred income tax asset consist principally of net operating loss carryforwards in amounts still to be determined.  For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred income tax asset due to the uncertainty surrounding its ultimate realization.

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

On April 8, April 15 and April 20, 2010, the Company issued three separate notes of $20,000 to a stockholder. On December 30, 2010 the Company issued a note to another stockholder for $17,500.  The notes bear interest at 7% per annum and are convertible to common stock at the sole discretion of the note holder at a conversion price of $1.25 per share (pre 3-for-1 stock split of February 2011).  The notes along with accrued interest are fully due and payable one year from the date of issue. On March 29, 2012, as part of a restructuring plan, the company issued a note of $60,000 to the holder of the notes. The new note plus accrued interest of $7,178.89 is convertible to the company’s $0.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The note matures on December 31, 2013 and does not bear interest. This note was converted during the three months ended June 30, 2012.

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

On October 28, November 4, November 9, and November 16, 2011 the Company issued four separate notes totaling $65,568. These notes were convertible contingent upon raising $4.0 million. In the first quarter of 2012, these notes were amended and they are now convertible to the company’s $0.0003 par value common stock at $0.01 per share subject to certain adjustment at the sole discretion of the note holder. The notes mature on December 31, 2013 and do not bear interest. These notes were converted during the three months ended June 30, 2012.

On March 27, 2012 the Company issued a note for $35,000 in exchange for services. The note is convertible to the company’s $0.0003 par value common stock at $0.015 per share subject to certain adjustment at the sole discretion of the note holder. The note matures on December 31, 2013 and does not bear interest.

All convertible notes to stockholders mature in 2013.

8.	NOTES PAYABLE TO STOCKHOLDERS

On June 25, 2012, the Company issued four notes totaling $173,064 as partial payment of accounts payable. The notes bear interest at 6% and are due March 31, 2012.

9.	CONVERTIBLE PROMISSORY NOTES

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

10.	STOCKHOLDERS’ EQUITY

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

For the three months ended June 30, 2012 and 2011, compensation expense related to the issuance of these shares was $0 and $595,834, respectively. For the six months ended June 30, 2012 and 2011, compensation expense related to the issuance of these shares was $0 and $1,549,166, respectively.

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company.  These warrants were granted in lieu of cash compensation for services performed or as part of fundraising related to the sale of the Company’s common stock.

	Number of Common Shares	Average Exercise Price
Outstanding at December 31, 2011	36,176,340	$0.36
Granted	-	-
Expired/cancelled	(840,000)	0.56
Exercised	-	-
Outstanding at June 30, 2012	35,336,340	$0.36
Exercisable at June 30, 2012	34,836,339	$0.36

Awards Outstanding				Awards Exercisable
Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercise Price	Quantity	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.33	29,885,010	6.75	$0.33	$0.33	29,885,010	6.75	$0.33

$0.42	4,498,830	2.79	$0.42	$0.42	3,686,328	2.79	$0.42

$1.78	307,500	3.42	$1.78	$1.78	307,500	3.42	$1.78

$0.32	645,000	3.58	$0.32	$0.32	645,000	3.58	$0.32

 Warrants to purchase 1,890,000 share of stock at $0.33 per share have no maturity date.

Compensation expenses related to outstanding warrants for the three months ended June 30, 2012 and 2011 was $50,831 and $213,605, respectively.  Compensation expenses related to outstanding warrants for the six months ended June 30, 2012 and 2011 was $118,386 and $598,650, respectively.

Stock Option Plan

In October 2011 the Board of Directors adopted the Thwapr, Inc. Equity Incentive Plan (the “Plan”) under which up to 72,000,000 million of common stock have been reserved for issuance.

The following table summarizes the stock option transactions:

TRANSATIONS IN FISCAL YEAR 2012

	Number of Common Shares	Weighted- Average Excercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	36,000,000	$0.1300	4.56
Granted	40,500,000	0.0061	4.88
Expried/cancelled	(35,550,000)	0.1300	4.56
Exercised	-	-	-
Outstanding at March 31, 2012	40,950,000	$0.0075	4.85
Exercisable at March 31, 2012	450,000	$0.1300	4.14

For the three months ended June, 2012 and 2011, compensation expense related to the issuance of these options was $423,922 and $0, respectively. For the six months ended June 30, 2012 and 2011, compensation expense related to the issuance of these shares was $1,188,842 and $0, respectively. The Company used the Black-Scholes option pricing model for estimating the fair value of the warrants with the following assumptions:

Risk Free Interest Rate:	0.91% - 1.04%
Expected Life:	3 – 3.5 years
Expected Volatility:	200%
Dividend Yield:	0%

Restructuring Plan

Pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. On April 23, 2012 the Company issued to such investors additional shares at a value of $0.015 per share in the second quarter of 2012. The Company issued 191,880,135 additional shares of Common Stock to such investors, and recorded related expenses of $1,649,202.

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

We recently launched our service but we do not anticipate generating any meaningful revenues until such time that a significant number of users and brands have signed up for and are using our service. During the remainder of 2012, we expect to continue to enhance our service offering with an emphasis on allowing brands and content providers to use Thwapr to promulgate rich media to their customers. During the first fiscal quarter of 2012 we actively marketed and sold our product offering to our target market in order to generate revenues.

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

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our significant accounting policies is set forth in the notes to our audited financial statements for the year ended December 31, 2011, included in our Current Report on Form 10-K, as filed with the SEC on April 16, 2012. As of, and for the three months ended June 30, 2012, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2011 included in our Current Report on Form 10-K filed on April 16, 2012.

Comparison of Three Month Periods Ended June 30, 2012 and June 30, 2011

The following table sets forth the results of our operations for the periods indicated:

	Three months ended June 30,
	2012	2011
Sales	$6,458	$5,700
Gross loss	(18,437)	(41,697)
Operating expenses:
Product Development	22,058	680,345
General and Administrative	757,554	668,074

Loss from operations	(798,049)	(1,390,116)
Net loss	$(4,450,348)	$(1,349,535)

Sales and Gross Loss

Sales for the three months ended June 30, 2012 and 2011 were $6,458 and $5,700, respectively. Sales increased in the three months ended June 30, 2012 by $758 as the result of the recognition of revenue from five customers, all obtained during 2011. Gross loss for the three months ended June 30, 2012 was $18,437 versus a gross loss of $41,697 in the same quarter in 2011 as a result of slightly higher revenue and lower cost of sales. The decrease in cost of sales was the result of lower messaging transcoding fees marginally offset by slightly higher equipment costs.

Product Development Expenses

Product Development Expenses for the three months ended June 30, 2012 decreased 96.8% from $680,345 for the same period in 2011 to $22,058 in 2012. The decrease was mainly due to a decrease non-cash compensation expense and a decrease in the amounts paid to independent contractors.

General and Administrative Expense

General and Administrative expenses for the three months ended June 30, 2012 increased by 13.4% from $668,074 for the same period in 2011 to $757,554 in 2012. The primary reasons for the increase was increases to professional fees, investor relation expenses, sales and marketing consulting expenses resulting from the issuance of common stock and other non-cash compensation expense. This increase was partially offset by a decrease in expense recognized related to compensation of executive management.

Taxes for the three months ended June 30, 2012 and 2011amounted to $0 and $0, respectively.

Loss from Operations

We had a loss from operation of $798,049 for the three months ended June 30, 2012, compared to an operating loss of $1,390,116 for three months ended June 30, 2011.

Net Loss

Net loss for the three months ended June 30, 2012 was $4,450,348, an increase of $3,100,813, or 229.8% from $1,349,535 for the same period in 2011. This increase in net loss was primarily attributable to the increase of other expenses related to the issuance of additional shares to existing investors, change in derivative liability and increase interest expense partially offset by a lower loss from operations.

Comparison of Six Month Periods Ended June 30, 2012 and June 30, 2011

The following table sets forth the results of our operations for the periods indicated:

	Six months ended June 30,
	2012	2011
Sales	$23,433	$6,208
Gross loss	(41,510)	(89,166)
Operating expenses:
Product Development	95,359	1,708,019
General and Administrative	1,569,769	2,003,231

Loss from operations	(1,706,638)	(3,800,416)
Net loss	$(5,145,625)	$(3,758,929)

Sales and Gross Loss

Sales for the six months ended June 30, 2012 and 2011 were $23,433 and $6,208, respectively. Sales increased in the six months ended June 30, 2012 by $17,225 as the result of the addition of three new customers in the fourth quarter of 2011. Gross loss for the six months ended June 30, 2012 was $41,510 versus a gross loss of $89,167 in the same quarter in 2011 as a result of higher revenue and lower cost of sales. The decrease in cost of sales was the result of lower messaging transcoding fees partially offset by higher equipment rental costs.

Product Development Expenses

Product Development Expenses for the six months ended June 30, 2012 decreased 94.4% from $1,708,019 for the same period in 2011 to $95,359 in 2012. The decrease was mainly due to a decrease non-cash compensation expense and a decrease in the amounts paid to independent contractors.

General and Administrative Expense

General and Administrative expenses for the six months ended June 30, 2012 decreased by 21.6% from $2,003,231 for the same period in 2011 to $1,569,769 in 2012. The primary reasons for the decrease were decreases in non-cash compensation expense, rent expense and telecom expense. Non-cash compensation expense related to general and administrative expense for the six months ended June 30, 2012 and 2011 was $1,009,880 and $1,476,373, respectively. This increase was partially offset by a decrease in expense recognized related to compensation of executive management.

Taxes for the six months ended June 30, 2012 and 2011amounted to $0 and $0, respectively.

Loss from Operations

We had a loss from operation of $1,706,638 for the six months ended June 30, 2012, compared to an operating loss of $3,800,416 for six months ended June 30, 2011.

Net Loss

Net loss for the six months ended June 30, 2012 was $5,145,625, a increase of $1,386,696, or 36.9% from $3,758,929 for the same period in 2011. This increase in net loss was primarily attributable to the increase of other expenses related to the issuance of additional shares to existing investors, change in derivative liability and increase interest expense partially offset by a lower loss from operations.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $527 and current liabilities of $4,187,477. Our cash needs are primarily for working capital to support our operations and working capital. We presently finance our operations through the private placement of equity and debt securities. As of the date of this report we do not have sufficient cash to launch our products and services, grow our customer base, increase revenue and expand our operations. As we have in the past, we rely on obtaining ongoing investments to maintain our business. We will consider debt or equity offerings or institutional borrowing as potential means of financing, however, there are no assurances that we will be successful or that we will obtain terms that are favorable to us.

On March 23, 2012, we announced a restructuring plan as part of our efforts to achieve liquidity, avoid defaults under indebtedness that was due and payable, and satisfy approximately $740,000 of additional debt, accounts payable and accrued expense obligations owed to certain consultants, employees and vendors (the “Payables”), in addition to seeking to raise additional working capital, our management has commenced to implement a debt restructuring plan (the “Restructuring Plan”). In May and June 2012 the Company issued 2,884,405 shares of $.0003 Common stock and notes of $173,064 bearing interest at 6% due March 31, 2013 in as payment of $216,330 of accounts payable.

As an initial step, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. As of June 30, 2012 $200,000 has been drawn against the line of credit. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments.

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

Net cash used in operating activities for the six month ended June 30, 2012 was $242,556 compared with net cash used in operating activities of $910,904 for the same period in 2011. Net cash used in operating activities for year six months ended June 30, 2012 was mainly due to net loss of $5,145,625 and conversion of secured convertible notes to stockholder to long-term secured convertible notes to stockholders, partially offset by non-cash expenses that did not affect cash flows of $4,600,031. Net cash used in operating activities for the six months ended June 30, 2011 was primarily due to net loss of $3,758,929 and a decrease in accounts payable partially offset by non-cash items not affecting cash flows of $2,835,303 (net), and an increase of $134,379 in amounts payable to shareholders.

Net cash provided by financing activities was $235,000 for the six months ended June 30, 2012 as a result of funds drawn against a $200,000 credit line and $35,000 from a convertible note, compare to financing activities of $927,700 for the six months ended June 30, 2011 resulting from the proceeds from sales of our common stock and from the issuance of notes to stockholders.

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

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to provide this information; however, we direct you to the risk factors in our Annual Report Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2012, as part of the Restructuring Plan described above, Messrs. Kevir Kang, an individual who previously loaned the Company an aggregate of $1,282,320, Ron Singh, the President and CEO of the Company, and Barry Hall, Chief Financial Officer of the Company, who previously advanced approximately $117,463 to the Company, each agreed to restructure the repayment of an aggregate of $1,664,847 (inclusive of accrued interest at 6% per annum) of cash loans and advances made to the Company. Under the terms of the Restructuring Plan, each of these creditors were issued 6% convertible secured promissory notes payable as to principal and accrued interest on June 30, 2013 (the “New Notes”), in lieu of existing indebtedness, including the $200,000 line of credit payable on demand. As of June 30, 2012 $200,000 has been drawn against the line of credit. The New Notes are secured as to repayment by a first priority lien on all of the Company’s assets and are convertible at any time by the holder(s) into shares of the Company’s common stock, $0.0003 par value per share (the “Common Stock”) at an initial conversion price of $0.015 per share, subject to certain anti-dilution and other adjustments. The New Notes were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On April 23, 2012, pursuant to private placements of Common Stock consummated in 2009 and 2010, the Company received a total of $2,963,500 in connection with the issuance and sale to 15 investors (none of whom is or was a direct or indirect officer, director or affiliate of the Company) of an aggregate of 5,686,532 shares of Common Stock at prices ranging from $0.417 to $0.833 per share. The Company issued to such investors 191,767,635 additional shares at a value of $0.015 per share on April 23, 2012; these shares were issued pursuant to the Securities Act. Additionally, the Company issued 16,717,889 shares of stock at $.01 per share for convertible notes totaling $167,746.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 17, 2012 Mr. Guriqbal Randhawa resigned from the Board of Director for personal reasons.

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

THWAPR, INC.

Date: August 20, 2012	/s/ Ron Singh
Name: Ron Singh
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	/s/ Barry Hall
Name: Barry Hall
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

